Form 10QSB
period 2004-02-29
EZCOMM INC
filed 2004-04-30
CIK 1107685

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

       [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
           ACT OF 1934

                  For the quarterly period ended: February 29, 2004

       [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                  For the transition period from ____________ to ____________ Commission file number: 000-50601

                                   EZCOMM INC.
        (Exact name of small business issuer as specified in its charter)

             DELAWARE                                      33-0827004
(State or other jurisdiction of                (IRS Employee Identification No.)
 incorporation or organization)

                      11789, 79A Avenue, Delta, BC, V4C 1V7
                    (Address of principal executive offices)

                                 (604) 599-8186
                           (Issuer's telephone number)

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

    Common Stock, $0.0001 par value                   35,368,800
               (Class)                    (Outstanding as of March 31, 2004)

Transitional Small Business Disclosure Format (Check one):  Yes [ ]  No [X]

                                   EZCOMM, INC.
                                   FORM 10-QSB
                                      INDEX

                                                                         Page
                                                                         ----
Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

Condensed Balance Sheet at February 29, 2004..............................F-1

Condensed Statement of Losses for the Nine and Three Months Ended
   February 29, 2004 and 2003.............................................F-2

Condensed Statement of Cash Flows for the Nine Months Ended
   February 29, 2004 and 2003.............................................F-3

Notes to Condensed Financial Statements...................................F-4

Item 2.  Management's Discussion and Analysis or Plan of Operation..........3

Item 3.  Controls and Procedures............................................4

Part II  OTHER INFORMATION

Item 1.  Legal Proceedings..................................................4

Item 2.  Change in Securities...............................................4

Item 3.  Defaults upon Senior Securities....................................4

Item 4.  Submission of Matters to a Vote of Security Holders................4

Item 5.  Other Information..................................................4

Item 6.  Exhibits and Reports on Form 8-K...................................4

Signatures..................................................................5

Certifications..............................................................5

                          PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)


                                  EZCOMM, INC.
                             CONDENSED BALANCE SHEET
                                FEBRUARY 29, 2004
                                   (UNAUDITED)

                                     ASSETS

Current Assets:

Cash                                                                $       139
                                                                    ------------
Total Current Assets                                                        139
                                                                    ============

               LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY
Current Liabilities:

Due to Related Parties                                                   36,075
                                                                    ------------
Total Current Liabilities                                                36,075

DEFICIENCY IN STOCKHOLDERS' EQUITY

Preferred stock, par value $ 0.0001
  authorized 20,000,000 shares, none issued                                  --
Common stock, par value $0.0001;
  authorized 80,000,000 shares, issued and outstanding
  35,368,800 at February 29, 2004                                         3,537
Additional paid in capital                                            1,827,815
Accumulated deficit                                                  (1,867,288)
                                                                    ------------
Total deficiency in stockholders' equity                                (35,936)

                                                                    $       139
                                                                    ============

              See accompanying footnotes to the unaudited condensed
                              financial information


                                              EZCOMM, INC.
                                      CONDENSED STATEMENT OF LOSSES
                                               (UNAUDITED)

                                              For the Three Months Ended     For the Nine Months Ended
                                              February 29,   February 28,    February 29,   February 28,
                                                 2004            2003           2004             2003
                                             -------------   -------------  -------------   -------------
Costs and Expenses:
General and Administrative Expenses          $        500    $         --   $      1,500    $         --
                                             -------------   -------------  -------------   -------------
Total costs and expenses                              500              --          1,500              --
Operating loss                                       (500)             --         (1,500)             --
Income Tax Expense                                     --              --             --              --
                                             -------------   -------------  -------------   -------------
Net Income (Loss)                            $       (500)   $         --   $     (1,500)   $         --
                                             =============   =============  =============   =============

Net Income (Loss)
Per Common Share
(Basic and Assuming Dilution)                $       (.00)   $         --   $       (.00)   $         --
Weighted Average Common Shares Outstanding     35,368,800      35,368,800     35,368,800      35,368,800

                          See accompanying footnotes to the unaudited condensed
                                     financial information

                                                  F-2


                                   EZCOMM, INC.
                        CONDENSED STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)

                                                          For The Nine Months Ended
                                                          -------------------------
                                                          February 29,  February 28,
                                                              2004          2003
                                                            --------      --------
Cash flows from operating activities:
 Net income (loss) for the period                           $ (1,500)     $     --
 Net cash provided by (used in) operating
   activities                                                     --            --
 Cash flows used in investing activities:                         --            --
 Cash flows from financing activities:

Net increase (decrease) in cash and equivalents                   --            --
Cash and cash equivalents at beginning of period                 139           139
                                                            --------      --------
Cash and cash equivalents at end of period                  $    139      $    139

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for taxes                       $     --      $     --
Cash paid during the period for interest                          --            --

              See accompanying footnotes to the unaudited condensed
                              financial information

                                         F-3

                                  EZCOMM, INC.
                    NOTES TO CONDENSED FINANCIAL INFORMATION
                               FEBRUARY 29, 2004
                                  (UNAUDITED)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General
-------

The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-QSB, and therefore, do not include The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10QSB . Accordingly, they do not include all the information necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America for a complete set of financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the nine-month period ended February 29, 2004 are not necessarily indicative of the results that may be expected for the year ended May 31, 2004. The unaudited financial statements should be read in conjunction with the May 31, 2003 financial statements and footnotes thereto included in the Company's SEC Form 10-SB.

Business and Basis of Presentation
----------------------------------

Ezcomm, Inc. (the "Company"), an inactive public shell company incorporated under the laws of the State of Delaware on August 26, 1998, was formed for the purpose of developing and marketing video arcade gaming machines. In 1999, the Company ceased operating activities and was dormant through January 2000, at which time the Company was recapitalized and its efforts were devoted to developing a customer loyalty reward program and a related information database. In January, 2001 the Company ceased operations and is currently dormant.

The Company is inactive with no significant operations and is seeking to merge with, or acquire in interest in business opportunities.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Overview
--------

The Company is considered a development stage company with limited assets or capital and with no operations or income since inception. The costs and expenses associated with the preparation and filing of this registration statement and other operations of the Company have been paid for by loans from the President of the Company (see Item 4, Security Ownership of Certain Beneficial Owners and Management). It is anticipated that the Company will require only nominal capital to maintain the corporate viability of the Company and necessary funds will most likely be provided by the Company's existing shareholders or its officers and directors in the immediate future. However, unless the Company is able to facilitate an acquisition of or merger with an operating business or is able to obtain significant outside financing, there is substantial doubt about its ability to continue as a viable corporation.

In the opinion of management, inflation has not and will not have a material effect on the operations of the Company until such time as the Company successfully completes an acquisition or merger. At that time, management will evaluate the possible effects of inflation on the Company as it relates to its business and operations following a successful acquisition or merger.

Plan of Operation
-----------------

During the next twelve months, the Company will actively seek out and investigate possible business opportunities with the intent to acquire or merge with one or more business ventures. In its search for business opportunities, management will follow the procedures outlined in Item I above. Because the Company lacks finds, it may be necessary for the officers and directors to either advance funds to the Company or to incur expenses until such time as a successful business consolidation can be made. Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible. Further, the Company's President and sole Director will defer payment of all accrued compensation until such time as an acquisition or merger can be accomplished and will strive to have the business opportunity provide his remuneration. However, if the Company engages outside advisors or consultants in its search for business opportunities, it may be necessary for the Company to attempt to raise additional funds.

As of the date hereof, the Company has engaged its officers and directors and legal counsel to assist in the search for business opportunities. The Company has not made any arrangements or definitive agreements to use outside advisors or consultants or to raise any capital. In the event the Company does need to raise capital most likely the only method available to the Company would be the private sale of its securities. Because of the nature of the Company as a development stage company, it is unlikely that it could make a public sale of securities or be able to borrow any significant sum, from either a commercial or private lender. There can be no assurance that the Company will be able to obtain additional funding when and if needed, or that such funding, if available, can be obtained on terms acceptable to the Company.

The Company does not intend to use any employees, with the possible exception of part-time clerical assistance on an as-needed basis. Outside advisors or consultants will be used only if they can be obtained for minimal cost or on a deferred payment basis. Management is confident that it will be able to operate in this manner and to continue its search for business opportunities during the next twelve months.

Results of Operation
--------------------

The Company has had no operations during this reporting period. During the quarterly period covered by this report, the Company received no revenue and incurred expenses of $500 stemming from general and administrative expenditures.

Liquidity
---------

As of February 29, 2004 the Company had total current assets of $139 and total liabilities of $36,075.

ITEM 3.  CONTROLS AND PROCEDURES

The registrant's Principal executive officers and principal financial officer, based on their evaluation of the registrant's disclosure controls and procedures (as defined in Rules 13a-14 ( c ) of the Securities Exchange Act of 1934 ) as of February 29, 2004 have concluded that the registrants' disclosure controls and procedures are adequate and effective to ensure that material information relating to the registrants and their consolidated subsidiaries is recorded, processed , summarized and reported within the time periods specified by the SEC' s rules and forms, particularly during the period in which this quarterly report has been prepared.

The registrants' principal executive officers and principal financial officer have concluded that there were no significant changes in the registrants' internal controls or in other factors that could significantly affect these controls subsequent to December 31, 2003 the date of their most recent evaluation of such controls, and that there was no significant deficiencies or material weaknesses in the registrant's internal controls.

                           PART II: OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 2.  CHANGE IN SECURITIES

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         3.1.1 *   Certificate of Incorporation dated August 26, 1998
         3.1.2 *   Amendment of Certificate of Incorporation dated January 1,
                    2000
         3.2 *     Bylaws
         31        Section 302 Certification
         99.1      Section 906 Certification of CEO
         99.2      Section 906 Certification of CFO

         --------------
         * Previously filed as an exhibit to the Company's Form 10-SB12G as filed February 20, 2004

(b) Reports on Form 8-K filed during the three months ended February 29, 2004.

         No Current Reports on Form 8-K were filed during the three months ended February 29, 2004

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  April 26, 2004                        EZCOMM INC.

                                             /s/ Peter Braun
                                             ----------------------------------
                                             Peter Braun
                                             President