Form 10KSB
period 2004-05-31
EZCOMM INC
filed 2004-08-30
CIK 1107685

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
                                    of 1934

                        Commission file number: 000-50601

                            EZCOMM ENTERPRISES, INC.
                            ------------------------
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

Securities Registered pursuant to section 12(g) of the Act:   None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year. $0

Aggregate market value of the voting stock held by non-affiliates of the registrant as of August 19, 2004. $6,167,172

Number of outstanding shares of the registrant's par value $0.001 common stock, as of August 19, 2004. 35,368,800

                            EZCOMM ENTERPRISES, INC.
                                   FORM 10-KSB
                                      INDEX
                                                                            Page
                                                                            ----
                                     Part I

Item 1.   Business............................................................3

Item 2.   Properties..........................................................7

Item 3.   Legal Proceedings...................................................7

Item 4.   Submission of Matters of a Vote of Security Holders.................7

                                 Part II

Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.................................................8

Item 6.   Management's Discussion and Analysis of Financial
          Condition and Results of Operation..................................9

Item 7.   Financial Statements and Supplementary Data.........................9

Item 8.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure.................................10

Item 8A.  Controls and Procedures.............................................10

                                    Part III

Item 9.   Directors and Executive Officers of the Registrant,
          Compliance with Section 16(a) of the Act............................10

Item 10.  Executive Compensation..............................................11

Item 11.  Security Ownership of Certain Beneficial Owners and Management......11

Item 12.  Certain Relationships and Related Transactions......................12

                                 Part IV

Item 13.  Exhibits, Financial Statement Schedule and Reports on Form 8-K......12

Item 14.  Principal Accountant Fees and Services..............................13

Signatures....................................................................13

                                     Part I

ITEM 1. BUSINESS

Ezcomm Enterprises, Inc. (hereinafter "The Company"), a development stage company, was incorporated on August 26, 1998 under the name Orcas Ltd., under the laws of the State of Delaware. As Orcas Ltd., the Company was in the business of building and promoting arcade video games and vending machines. The Company underwent a reverse merger and abandoned this enterprise to develop a loyalty reward program based in Taipei, Taiwan. On January 18, 2000, the Company changed its name to Ezcomm Inc. to reflect this change in business. On July 19, 2004, Ezcomm Inc. changed its name to Ezcomm Enterprises, Inc.

The Company began developing hardware and software that allows retailers to establish and administer customer incentive and loyalty programs. The Company's products were to target to a broad range of sellers of goods and services, including retailers with store locations and retailers who sell their products over the Internet. The Company believed its software would be especially useful for retailers who sell both through store locations and over the Internet.

The Company was unable to raise enough capital to finance its research and development of its proposed consumer incentive and loyalty program in Asia while other larger companies began addressing privacy issues, making the Company's proposed software obsolete. After efforts to develop the business failed, all efforts were abandoned in January 2001.

The Company then began to consider and investigate potential business opportunities. The Company is considered a development stage company and its principal business purpose now is to locate and consummate a merger or acquisition with a private entity. Because of the Company's current status having limited assets and no recent operating history, in the event the Company does successfully acquire or merge with an operating business opportunity, it is likely that the Company's present shareholders will experience substantial dilution and there will be a probable change in control of the Company

The Company has never engaged in an active trade or business and has never been able to move beyond the development stage since inception.

The Company is voluntarily filing its registration statement on Form 10-SB in order to make information concerning itself more readily available to the public. Management believes that being a reporting company under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), could provide a prospective merger or acquisition candidate with additional information concerning the Company. In addition, management believes that this might make the Company more attractive to an operating business opportunity as a potential business combination candidate. When the registration statement becomes effective, the Company will be obligated to file with the Commission certain interim and periodic reports including an annual report containing audited financial statements. The Company intends to continue to voluntarily file these periodic reports under the Exchange Act even if its obligation to file such reports is suspended under applicable provisions of the Exchange Act.

Any target acquisition or merger candidate of the Company will become subject to the same reporting requirements as the Company upon consummation of any such business combination. Thus, in the event that the Company successfully completes an acquisition or merger with another operating business, the resulting new business must provide audited financial statements for at least the two most recent fiscal years or, in the event that the combined operating business has been in business less than two years, audited financial statements will be required from the period of inception of the target acquisition or merger candidate.

The Company's principal executive offices are located at: 11789, 79A Avenue, Delta, BC, V4C 1V7.

Business of Issuer
------------------

The Company has no recent operating history and no representation is made, nor is any intended, that the Company will be able to carry on future business activities successfully. Further, there can be no assurance that the Company will have the ability to acquire or merge with an operating business, business opportunity or property that will be of material value to the Company.

Management plans to investigate, research and, if justified, potentially acquire or merge with one or more businesses or business opportunities. The Company currently has no commitment or arrangement, written or oral, to participate in any business opportunity and management cannot predict the nature of any potential business opportunity it may ultimately consider. Management will have broad discretion in its search for and negotiations with any potential business or business opportunity.

Sources of Business Opportunities
---------------------------------

The Company intends to use various sources in its search for potential business opportunities including its officers and directors, consultants, special advisors, securities broker-dealers, venture capitalists, members of the financial community and others who may present management with unsolicited proposals. Because of the Company's lack of capital, it may not be able to retain a fee based professional firm specializing in business acquisitions and reorganizations. Rather, the Company will most likely have to rely on outside sources, not otherwise associated with the Company, that will accept their compensation only after the Company has finalized a successful acquisition or merger.

Other than the Company's officers and directors and legal counsel, the Company has not yet engaged any outside consultants for the purpose of searching for potential business opportunities. The Company has also engaged support staff to assist in the filing of this Form 10-KSB and will continue to engage administrative and other staff on an as-needed basis. The Company does not intend to restrict its search to any specific kind of industry or business. The Company may investigate and ultimately acquire a venture that is in its preliminary or development stage, is already in operation, or in various stages of its corporate existence and development.

Management cannot predict at this time the status or nature of any venture in which the Company may participate. A potential venture might need additional capital or merely desire to have its shares publicly traded. The most likely scenario for a possible business arrangement would involve the acquisition of, or merger with, an operating business that does not need additional capital, but which merely desires to establish a public trading market for its shares.

Management believes that the Company could provide a potential public vehicle for a private entity interested in becoming a publicly held corporation without the time and expense typically associated with an initial public offering.

Evaluation
----------

Once the Company has identified a particular entity as a potential acquisition or merger candidate, management will seek to determine whether acquisition or merger is warranted or whether further investigation is necessary. Such determination will generally be based on management's knowledge and experience, or with the assistance of outside advisors and consultants evaluating the preliminary information available to them. Management may elect to engage outside independent consultants to perform preliminary analysis of potential business opportunities. However, because of the Company's lack of capital it may not have the necessary funds for a complete and exhaustive investigation of any particular opportunity. Management will not devote full time to finding a merger candidate, and will continue to engage in outside unrelated activities, and anticipates devoting no more than an average of five (5) hours weekly to such undertaking. In evaluating such potential business opportunities, the Company will consider, to the extent relevant to the specific opportunity, several factors including potential benefits to the Company and its shareholders; working capital, financial requirements and availability of additional financing; history of operation, if any; nature of present and expected competition; quality and experience of management; need for further research, development or exploration; potential for growth and expansion; potential for profits; and other factors deemed relevant to the specific opportunity.

Because the Company has not located or identified any specific business opportunity as of the date hereof, there are certain unidentified risks that cannot be adequately expressed prior to the identification of a specific business opportunity. There can be no assurance following consummation of any acquisition or merger that the business venture will develop into a going concern or, if the business is already operating, that it will continue to operate successfully. Many of the potential business opportunities available to the Company may involve new and untested products, processes or market strategies, which may not ultimately prove successful.

Form of Potential Acquisition or Merger
---------------------------------------

Presently, the Company cannot predict the manner in which it might participate in a prospective business opportunity. Each separate potential opportunity will be reviewed and, upon the basis of that review, a suitable legal structure or method of participation will be chosen. The particular manner in which the Company participates in a specific business opportunity will depend upon the nature of that opportunity, the respective needs and desires of the Company and management of the opportunity, and the relative negotiating strength of the parties involved. Actual participation in a business venture may take the form of an asset purchase, lease, joint venture, license, partnership, stock purchase, reorganization, merger or consolidation. The Company may act directly or indirectly through an interest in a partnership, corporation, or other form of organization, however, the Company does not intend to participate in opportunities through the purchase of minority stock positions.

Because of the Company's current status and its concomitant lack of significant assets or relevant operating history, it is likely that any potential merger or acquisition with another operating business will require substantial dilution of the Company's existing shareholders. There will probably be a change in control of the Company, with the incoming owners of the targeted merger or acquisition candidate taking over control of the Company. Management has not established any guidelines as to the amount of control it will offer to prospective business opportunity candidates, since this issue will depend to a large degree on the economic strength and desirability of each candidate, and correspondent ending relative bargaining power of the parties. However, management will endeavor to negotiate the best possible terms for the benefit of the Company's shareholders as the case arises.

Management does not have any plans to borrow funds to compensate any persons, consultants, promoters, or affiliates in conjunction with its efforts to find and acquire or merge with another business opportunity. Management does not have any plans to borrow funds to pay compensation to any prospective business opportunity, or shareholders, management, creditors, or other potential parties to the acquisition or merger. In either case, it is unlikely that the Company would be able to borrow significant funds for such purposes from any conventional lending sources. In all probability, a public sale of the Company's securities would also be unfeasible, and management does not contemplate any form of new public offering at this time. In the event that the Company does need to raise capital, it would most likely have to rely on the private sale of its securities. Such a private sale would be subject to available exemptions, if any applies. However, no private sales are contemplated by the Company's management at this time. If a private sale of the Company's securities is deemed appropriate in the future, management will endeavor to acquire funds on the best terms available to the Company. However, there can be no assurance that the Company will be able to obtain funding when and if needed, or that such funding, if available, can be obtained on terms reasonable or acceptable to the Company. Although not presently anticipated by management, there is a possibility that the Company might sell its securities to its management or affiliates.

In the event of a successful acquisition or merger, a finder's fee, in the form of cash or securities of the Company, may be paid to persons instrumental in facilitating the transaction. The Company has not established any criteria or limits for the determination of a finder's fee, although most likely an appropriate finder's fee will be negotiated between the parties, including the potential business opportunity candidate, based upon economic considerations and reasonable value as estimated and mutually agreed at that time. A finder's fee would only be payable upon completion of the proposed acquisition or merger in the normal case, and management does not contemplate any other arrangement at this time. Management has not actively undertaken a search for, nor retention of, any finder's fee arrangement with any person. It is possible that a potential merger or acquisition candidate would have its own finder's fee arrangement, or other similar business brokerage or investment banking arrangement, whereupon the terms may be governed by a pre-existing contract; in such case, the Company may be limited in its ability to affect the terms of compensation, but most likely the terms would be disclosed and subject to approval pursuant to submission of the proposed transaction to a vote of the Company's shareholders. Management cannot predict any other terms of a finder's fee arrangement at this time. It would be unlikely that a finder's fee payable to an affiliate of the Company would be proposed because of the potential conflict of interest issues. If such a fee arrangement was proposed, independent management and directors would negotiate the best terms available to the Company so as not to compromise the fiduciary duties of the affiliate in the proposed transaction, and the Company would require that the proposed arrangement would be submitted to the shareholders for prior ratification in an appropriate manner.

Management does not contemplate that the Company would acquire or merge with a business entity in which any affiliates of the Company have an interest. Any such related party transaction, however remote, would be submitted for approval by an independent quorum of the Board of Directors and the proposed transaction would be submitted to the shareholders for prior ratification in an appropriate manner. None of the Company's managers, directors, or other affiliated parties have had any contact, discussions, or other understandings regarding any particular business opportunity at this time, regardless of any potential conflict of interest issues. Accordingly, the potential conflict of interest is merely a remote theoretical possibility at this time.

Rights of Shareholders
----------------------

It is presently anticipated by management that prior to consummating a possible acquisition or merger, the Company will seek to have the transaction ratified by shareholders in the appropriate manner. Most likely, this would require a general or special shareholder's meeting called for such purpose, wherein all shareholders would be entitled to vote in person or by proxy. In the notice of such a shareholder's meeting and proxy statement, the Company will provide shareholders complete disclosure documentation concerning a potential acquisition of merger candidate, including financial information about the target and all material terms of the acquisition or merger transaction.

Competition
-----------

Because the Company has not identified any potential acquisition or merger candidate, it is unable to evaluate the type and extent of its likely competition. The Company is aware that there are several other public companies with only nominal assets that are also searching for operating businesses and other business opportunities as potential acquisition or merger candidates. The Company will be in direct competition with these other public companies in its search for business opportunities and, due to the Company's lack of funds, it may be difficult to successfully compete with these other companies.

As of the date hereof, the Company does not have any employees and has no plans for retaining employees until such time as the Company's business warrants the expense, or until the Company successfully acquires or merges with an operating business. The Company may find it necessary to periodically hire part-time clerical help on an as-needed basis.

Facilities
----------

The Company's principal place of business is 11789, 79A Avenue, Delta, BC, V4C 1V7. The President of the Company provides office space in a residential property owned by him free of charge. It is contemplated that at such future time as an acquisition or merger transaction may be completed, the Company will secure commercial office space from which it will conduct its business. Until such an acquisition or merger, the Company lacks any basis for determining the kinds of office space or other facilities necessary for its future business. The Company has no current plans to secure such commercial office space. It is also possible that a merger or acquisition candidate would have adequate existing facilities upon completion of such a transaction, and the Company's principal offices may be transferred to such existing facilities.

Industry Segments
-----------------

No information is presented regarding industry segments. The Company is presently a development stage company seeking a potential acquisition of or merger with a yet to be identified business opportunity. Reference is made to the statements of income included herein in response to Part F/S of this Form 10-KSB, for a report of the Company's operating history for the past two fiscal years.

ITEM 2. PROPERTIES

The information required by this Item 2 is not applicable to this Form 10-KSB due to the fact that the Company does not own or control any material property.

ITEM 3. LEGAL PROCEEDINGS

The Company is not, and does not anticipate being a party to any legal proceedings in the foreseeable future.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fiscal year covered by this report to a vote of security holders of the Company, through the solicitation of proxies or otherwise.

                                     Part II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

No shares of the Company's Common Stock have previously been registered with the Securities and Exchange Commission (the "Commission") or any state securities agency or authority. The Company's common shares are currently quoted on the NASD OTC Bulletin Board - under the stock symbol EZMM.

The Company's Common Stock is traded on the OTC Bulletin Board, and is subject to the provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), commonly referred to as the "penny stock" rule. Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15g9(d)(1) incorporates the definition of penny stock as that used in Rule 3a5l-l of the Exchange Act. The Commission generally defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Rule 3a5l-l provides that any equity security is considered to be a penny stock unless that security is: registered and traded on a national securities exchange meeting specified criteria set by the Commission; authorized for quotation on the NASDAQ Stock Market; issued by a registered investment company; excluded from the definition on the basis of price (at least $5.00 per share) or the issuer's net tangible assets; or exempted from the definition by the Commission. If the Company's shares are deemed to be a penny stock, trading in the shares will be subject to additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors, generally persons with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse. For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such securities and must have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information for the penny stocks held in the account and information on the limited market in penny stocks. Consequently, these rules may restrict the ability of broker dealers to trade and/or maintain a market in the Company's Common Stock and may affect the ability of shareholders to sell their shares.

At May 31, 2004 there were 58 holders of record of the Company's Common Stock and the Company has issued and outstanding 35,368,800 shares of Common Stock. Of these shares 12,041,000 are free trading and 23,327,800 are restricted. The restricted shares were issued subject to Rule 144 and may not be sold and/or transferred without further registration under the Act or pursuant to an applicable exemption. In general, under Rule 144 as currently in effect, a person (or persons whose shares are aggregated) who has beneficially owned restricted shares of the Company for at least one year, including any person who may be deemed to be an "affiliate" of the Company (as the term "affiliate" is defined under the Act), is entitled to sell, within any three-month period, an amount of shares that does not exceed the greater of (i) the average weekly trading volume in the Company's common stock during the four calendar weeks preceding such sale, or (ii) 1 % of the shares then outstanding. A person who is not deemed to be an "affiliate" of the Company and who has held restricted shares for at least three years would be entitled to sell such shares without regard to the resale limitations of Rule 144.

On January 21, 2000, in response to a request from the NASD Regulation staff, the Division of Corporation Finance of the SEC issued a staff interpretation on the free trading status of securities initially issued by blank check companies in a number of factual scenarios. Richard Wulff, Chief of the Office of Small Business, opined that in the several scenarios put forward by the NASD, the blank check Issuer would not be able to rely upon the availability of Rule 144 or Section 4(1) of the Securities Act, and the shares issued by the blank check company would not be freely tradable without registration under the Securities Act. Further information may be found in the NASD Notice to Members 00-49.

Dividend Policy
---------------

The Company has not declared or paid cash dividends in the past, and the Company does not anticipate that it will pay cash dividends in the foreseeable future. The Company currently intends to retain and reinvest future earnings, if any, to finance its operations.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements that are subject to significant risks and uncertainties. There are several important factors that could cause actual results to differ materially from historical results and percentages and results anticipated by the forward-looking statements. The Company has sought to identify the most significant risks to its business, but cannot predict whether or to what extent any of such risks may be realized nor can there be any assurance that the Company has identified all possible risks that might arise. Investors should carefully consider all of such risks before making an investment decision with respect to the Company's stock.

Overview
--------

The Company is considered a development stage company with limited assets or capital and with no operations or income since inception. The costs and expenses associated with the preparation and filing of this registration statement and other operations of the Company have been paid for by loans from the President of the Company (see Item 4, Security Ownership of Certain Beneficial Owners and Management). It is anticipated that the Company will require only nominal capital to maintain the corporate viability of the Company and the necessary funds will most likely be provided by the Company's existing shareholders or its officers and directors in the immediate future. However, unless the Company is able to facilitate an acquisition of or merger with an operating business or is able to obtain significant outside financing, there is substantial doubt about its ability to continue as a viable corporation.

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

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this Item is included as a separate Exhibit to this report. Please see pages F-1 through F-12.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

In connection with the audits of the most recent fiscal years and any interim period preceding resignation, no disagreements exist with any former accountant on any matter of accounting principles or procedure, which disagreements if not resolved to the satisfaction of the former accountant would have caused them to make reference in connection with their report to the subject matter of the disagreement(s).

The principal accountant's report on the financial statements for any of the past two years contained no adverse opinion or a disclaimer of opinion nor was qualified as to uncertainty, audit scope or accounting principles.

ITEM 8A. CONTROLS AND PROCEDURES

The registrant's Principal executive officers and principal financial officer, based on their evaluation of the registrant's disclosure controls and procedures (as defined in Rules 13a-14 ( c ) of the Securities Exchange Act of 1934) as of May 31, 2004 have concluded that the registrants' disclosure controls and procedures are adequate and effective to ensure that material information relating to the registrants and their consolidated subsidiaries is recorded, processed , summarized and reported within the time periods specified by the SEC's rules and forms, particularly during the period in which this quarterly report has been prepared.

The registrants' principal executive officers and principal financial officer have concluded that there were no significant changes in the registrants' internal controls or in other factors that could significantly affect these controls subsequent to May 31, 2004, the date of their most recent evaluation of such controls, and that there was no significant deficiencies or material weaknesses in the registrant's internal controls.

                                    Part III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Directors and Executive Officers of the Company and their respective ages are as follows:

Name                       Age         Position
----                       ---         --------

Dr. Peter Braun            68          President, Secretary, Treasurer, Director

All directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified. There are no agreements with respect to the election of directors. The Company has not compensated its directors for service on the Board of Directors or any committee thereof. As of the date hereof, no director has accrued any expenses or compensation. Officers are appointed annually by the Board of Directors and each executive officer serves at the discretion of the Board of Directors. The Company does not have any standing committees at this time.

No director, Officer, affiliate or promoter of the Company has, within the past five years, filed any bankruptcy petition, been convicted in or been the subject of any pending criminal proceedings, or is any such person the subject or any order, judgment or decree involving the violation of any state or federal securities laws.

(b) Identification of Certain Significant Employees.

Strategic matters and critical decisions are handled by the directors and executive officers of the Company.

(c) Family Relationships. None

(d) Business Experience.

The business experience of the person listed above during the past five years is as follows:

Peter Braun, Ph.D.
President, Treasurer, Secretary and Sole Director
-------------------------------------------------

Dr. Braun began his professional career in 1958, with International Business Machines (IBM), as a Customer Engineer. At the age of 30 he decided to study vocational education, and to complete his doctorate in Educational Psychology at the University of Alberta. He then returned to IBM and served as an Educational Consultant in various worldwide locations, including Belgium, Germany, and Italy.

In 1977, he moved to Canada, changing careers to become a teacher-trainer at the University of British Columbia. He has also taught teacher-preparation courses at California State Polytechnic University. He is internationally well-known for his many teacher training workshops and seminars at Colleges and Universities in Canada and the United States.

Since 1997 to present Dr. Braun has been self-employed in the real estate development market and since November 2002 he has been President of Ezcomm Enterprises, Inc.

(e) Directors Compensation

Directors who are also officers of the Registrant receive no cash compensation for services as a director.

ITEM 10. EXECUTIVE COMPENSATION

Section 16(a) of the Securities Exchange Act of 1934, as amended (The "Exchange Act"), requires the Registrant's officers and directors, and persons who own more than 10% of a registered class of the Registrant's equity securities, to file reports of ownership and changes in ownership of equity securities of the Registrant with the Securities and Exchange Commission and NASDAQ. Officers, directors and greater-than 10% shareholders are required by the Securities and Exchange Commission regulation to furnish the Registrant with copies of all
Section 16(a) that they file.

Some of the officers and directors of the Company will not devote more than a portion of their time to the affairs of the Company. There will be occasions when the time requirements of the Company's business conflict with the demands of their other business and investment activities. Such conflict may require that the company attempt to employ additional personnel. There is no assurance that the services of such persons will be available or that they can be obtained upon terms favorable to the Company.

EXECUTIVE COMPENSATION

The Company has not had a bonus, profit sharing, or deferred compensation plan for the benefit of its employees, officers or directors. The Company has not paid any other salaries or other compensation above $100,000 to its officers, directors or employees since inception. Further, the Company has not entered into an employment agreement with any of its officers, directors or any other persons and no such agreements are anticipated in the immediate future. It is intended that the Company's directors will defer any further compensation until such time as an acquisition or merger can be accomplished and will strive to have the business opportunity provide their remuneration. The Company has not accrued any officer compensation.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information, to the best knowledge of the Company as of May 31, 2004, with respect to each person known by the Company to own beneficially more than 5% of the Company's outstanding Common Stock, each director of the Company and all directors and officers of the Company as a group.

Name and Address           Amount and Nature of               Percent
Beneficial Owner           Beneficial Ownership               of Class

Peter Braun                         2,910,000                 8.2%
11789, 79A Avenue
Delta, BC V4C 1V7

Beneficial Ownership of all directors and officers as a group:

Peter Braun                         2,910,000                 8.2%
President, Secretary,
Treasurer, Director
11789, 79A Avenue
Delta, BC V4C 1V7

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

This item is not applicable to this Form 10-KSB.

                                     Part IV

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

a) Financial Statements and Schedules. The following financial statements and schedules for the Company as of May 31, 2004 are filed as part of this report.

         (1) Financial statements of Ezcomm Enterprises, Inc.
                                                                            Page
                                                                            ----

Independent Auditor's Report for year ended May 31, 2004.....................F-3

Balance Sheet at end of May 31, 2004.........................................F-4

Statement of Losses for the years ended of May 31, 2004 and 2003.............F-5

Statement of Deficiency in Stockholders' Equity for the years ended
  May 31, 2004 and 2003......................................................F-6

Statement of Cash Flows for the years ended May 31, 2004 and 2003............F-7

Notes to Financial Statements................................................F-8

         (2)      Financial Statement Schedules

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

         (3)      Exhibits

The exhibits listed below are required by Item 601 of Regulation S-K. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K has been identified.

Exhibit
Number       Description of Document
------       -----------------------

3.1.1 (a)    Certificate of Incorporation dated August 26, 1998
3.1.2 (a)    Amendment of Certificate of Incorporation dated January 1, 2000
3.2 (a)      Bylaws
31.1         Section 302 Certification of CEO and CFO
32.1         Section 906 Certification of CEO and CFO

--------------------

(a) Included as an Exhibit the Company's registration statement on Form 10-SB filed February 20, 2004. (b) Included as an Exhibit to the Company's current report on Form 8-K filed August 3, 2004

b) Reports on Form 8-K

No current reports on Form 8-K were filed during the year ended May 31, 2004.

Subsequent to the year end, on August 3, 2004, the Company filed a current report on Form 8-K reporting on items 5 and 7 and disclosing a change in the Company's name and authorized capital.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

            The following table sets forth fees billed to us by our auditors during the fiscal years ended May 31, 2004 and 2003 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

                              May 31, 2004           May 31, 2003
                              ------------           ------------
(i)    Audit Fees              $   20,000             $       --
(ii)   Audit Related Fees              --                     --
(iii)  Tax Fees                        --                     --
(iv)   All Other Fees                  --                     --
                               ----------             ----------
    Total fees                 $   20,000             $       --
                               ==========             ==========

         AUDIT FEES. Consists of fees billed for professional services rendered for the audit of Ezcomm Enterprises, Inc.'s consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by Russell Bedford Stefanou Mirchandani LLP in connection with statutory and regulatory filings or engagements.

         AUDIT-RELATED FEES. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of Ezcomm Enterprises, Inc.'s consolidated financial statements and are not reported under "Audit Fees". There were no Audit-Related services provided in fiscal 2004 or 2003.

         TAX FEES. Consists of fees billed for professional services for tax compliance, tax advice and tax planning. There were no tax services provided in fiscal 2004 or 2003.

         ALL OTHER FEES. Consists of fees for products and services other than the services reported above. There were no management consulting services provided in fiscal 2004 or 2003.

POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT AUDITORS

         The Company currently does not have a designated Audit Committee, and accordingly, the Company's Board of Directors' policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Company's Board of Directors regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Board of Directors may also pre-approve particular services on a case-by-case basis.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 29, 2004               EZCOMM ENTERPRISES, INC.

                                    By: /s/ Peter Braun
                                        -----------------------------
                                        Peter Braun
                                        President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Peter Braun                    Director                   August 29, 2004
-----------------------
Peter Braun

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549

                       FINANCIAL STATEMENTS AND SCHEDULES

                                  MAY 31, 2004

                PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934

                            EZCOMM ENTERPRISES, INC.

                           EZCOMM ENTERPRISES , INC.

                         INDEX TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                                                                            Page
                                                                            ----

Report of Independent Certified Public Accountants                          F-3
Balance Sheets at May 31, 2004 and 2003                                     F-4
Statement of Losses For the Years Ended May 31, 2004 and 2003               F-5
Statement of Deficiency in Stockholders' Equity For the Two Years
  Ended May 31, 2004                                                        F-6
Statement of Cash Flows For the Years Ended May 31, 2004 and 2003           F-7
Notes to Financial Statements                                       F-8 to F-14

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------

Board of Directors
Ezcomm Enterprises, Inc.
Vancouver, British Columbia

         We have audited the accompanying balance sheets of Ezcomm Enterprises, Inc. ("Company") as of May 31, 2004 and 2003 and the related statement of losses, deficiency in stockholders' equity, and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audits.

         We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ezcomm Enterprises, Inc. as of May 31, 2004 and 2003 and the results of its operations and its cash flows for the two year period ended May 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

         The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note G to the financial statements, from its inception the Company has suffered recurring losses from operations. This raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note G. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                    /s/ RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP
                                    --------------------------------------------
                                    Russell Bedford Stefanou Mirchandani LLP
                                    Certified Public Accountants

New York, New York
August 12, 2004


                                    EZCOMM ENTERPRISES, INC.
                                         BALANCE SHEETS

                                                                     May 31, 2004   May 31, 2003
                                                                     ------------   ------------
                               ASSETS

Current Assets:
  Cash                                                               $       139    $       139
                                                                     ------------   ------------
          Total Current Assets                                       $       139    $       139
                                                                     ============   ============

         LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

Current Liabilities
  Due to related parties (Note E)                                    $    37,175    $    34,400
  Accounts payable                                                        20,000             --
                                                                     ------------   ------------
          Total Current Liabilities                                       57,175         34,400

Deficiency in Stockholders' Equity:
  Preferred stock, par value $0.0001
    authorized 20,000,000 shares, none issued                                 --             --
  Common stock, par value $0.0001; authorized
    80,000,000 shares, issued and outstanding
    35,368,800 at May 31, 2004 and 2003,
    respectively                                                           3,537          3,537
  Additional paid-in-capital                                           1,827,815      1,827,815
  Accumulated deficit                                                 (1,888,388)    (1,865,613)
                                                                     ------------   ------------
          Total Deficiency in Stockholders' Equity                       (57,036)       (34,261)
                                                                     ------------   ------------
          Total Liabilities and Deficiency in Stockholders' Equity   $       139    $       139
                                                                     ============   ============

                         see accompanying notes to financial statements

                                              F-4


                                EZCOMM ENTERPRISES, INC.
                                   STATEMENT OF LOSSES

                                                             FOR THE YEAR ENDED MAY 31,
                                                               2004             2003
                                                           -------------   -------------
Operating expenses:

  General and administrative expenses                      $     22,600    $        175
                                                           -------------   -------------
     Total operating expenses                                    22,600             175
          Loss from operations                                  (22,600)           (175)
Income taxes                                                         --              --
                                                           -------------   -------------
Net loss                                                   $    (22,600)   $       (175)
                                                           =============   =============

Loss per common share (basic and fully diluted) (Note F)   $       (.00)   $       (.00)
                                                           =============   =============

Weighted average common shares outstanding                   35,368,800      35,368,800
                                                           =============   =============

                     see accompanying notes to financial statements

                                          F-5


                                                      EZCOMM ENTERPRISES, INC.
                                          STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY
                                             FOR THE TWO YEAR PERIOD ENDED MAY 31, 2004

                                    Preferred     Preferred      Common       Common       Additional
                                     Stock         Stock          Stock        Stock         Paid-in     Accumulated
                                     Shares        Amount         Shares       Amount        Capital       Deficit         Total
                                   -----------   -----------   -----------   -----------   -----------   ------------   ------------
Balance at June 1, 2002                     --   $        --    35,368,800   $     3,537   $ 1,827,815   $(1,865,613)   $   (34,261)

New loss for the year ended
  May 31, 2003                              --            --            --            --            --          (175)          (175)

Balance at May 31, 2003                     --            --    35,368,800         3,537     1,827,815    (1,865,788)       (34,436)

Net loss for the year ended
  May 31, 2004                              --            --            --            --            --       (22,600)       (22,600)

Balance at May 31, 2004                     --            --    35,368,800   $     3,537   $ 1,827,815   $(1,888,388)   $   (57,036)
                                   -----------   -----------   -----------   -----------   -----------   ------------   ------------

                                           see accompanying notes to financial statements

                                                                F-6

                            EZCOMM ENTERPRISES, INC.
                            STATEMENT OF CASH FLOWS

                                                      FOR THE YEAR ENDED MAY 31,
                                                          2004         2003
                                                        ---------   ---------
Cash flows from operating activities:
  Net loss for the year                                 $(22,600)   $   (175)
  Adjustments to reconcile net earnings to net cash
    provided by operating activities:
     Accounts payable                                     20,000          --
     Due to related parties                                2,600         175
                                                        ---------   ---------
Cash used in operating activities                             --          --
Cash flows used in investing activities                       --          --
Cash flows from financing activities                          --          --
Net increase in cash                                          --          --
  Cash at beginning of period                                139         139
                                                        ---------   ---------
  Cash at end of period                                 $    139    $    139
                                                        =========   ==========
Supplemental Cash Flow Information:
  Cash paid during the period for interest              $     --    $     --
  Cash paid during the period for taxes                 $     --    $     --

                 see accompanying notes to financial statements

                            EZCOMM ENTERPRISES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             MAY 31, 2004 AND 2003

NOTE A-SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows.

BUSINESS AND BASIS OF PRESENTATION
----------------------------------

Ezcomm Enterprises,, Inc., formerly Ezcomm, Inc. (the "Company"), an inactive public shell company incorporated under the laws of the State of Delaware under the name Orcas Ltd. on August 26, 1998, was formed for the purpose of developing and marketing video arcade gaming machines. In 1999, the Company ceased operating activities and was dormant through January 2000, at which time the Company was recapitalized and its efforts were devoted to developing a customer loyalty reward program and a related information database. In January 2001, the Company ceased operations and is currently dormant.

The Company is inactive with no significant operations and is seeking to merge with, or acquire in interest in business opportunities.

Revenue Recognition
-------------------

The Company will recognize revenue in accordance with Staff Accounting Bulletin No. 104, REVENUE RECOGNITION ("SAB104"), which superceded Staff Accounting Bulletin No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS ("SAB101").

SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

SAB 104 incorporates Emerging Issues Task Force 00-21 ("EITF 00-21"), MULTIPLE-DELIVERABLE REVENUE ARRANGEMENTS. EITF 00-21 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. For the years ended May 31, 2004 and 2003, the Company did not have any revenue.

ADVERTISING
-----------

The Company follows the policy of charging the costs of advertising to expenses incurred. The Company did not incur any advertising costs during the years ended May 31, 2004 and 2003.

                            EZCOMM ENTERPRISES, INC.
                         NOTES TO FINANCIAL STATEMENTS
                             MAY 31, 2004 AND 2003

NOTE A-SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

INCOME TAXES
------------

Income taxes are provided based on the liability method for financial reporting purposes in accordance with the provisions of Statements of Financial Standards No. 109, "Accounting for Income Taxes". Under this method deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be removed or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statement of operations in the period that includes the enactment date.

CASH EQUIVALENTS
----------------

For purposes of the Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity date of three months or less to be cash equivalents.

PROPERTY AND EQUIPMENT
----------------------

Property and equipment will be stated at cost. Depreciation on property and equipment will be calculated on the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized by using the straight-line method over the shorter of the estimated useful life or the contract periods. Repair and maintenance are charged to expenses as incurred. Significant additions, renewals and improvements are treated as capital expenditures and depreciated accordingly.

CONCENTRATIONS OF CREDIT RISK
-----------------------------

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit.

USE OF ESTIMATES
----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly actual results could differ from those estimates.

                            EZCOMM ENTERPRISES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             MAY 31, 2004 AND 2003

NOTE A-SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

LONG-LIVED ASSETS
-----------------

The Company has adopted Statement of Financial Accounting Standards No. 144 (SFAS 144). The Statement requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undercounted cash flows. Should an impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. SFAS No. 144 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

COMPREHENSIVE INCOME
--------------------

The Company does not have any items of comprehensive income in any of the periods presented.

NET LOSS PER SHARE
------------------

The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share," specifying the computation, presentation and disclosure requirements of earnings per share information. Basic earnings (loss) per share has been calculated based upon the weighted average number of common shares outstanding. Stock options and warrants will be excluded as common stock equivalents in the diluted earnings per share because they are either antidilutive, or their effect is not material.

                            EZCOMM ENTERPRISES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                              MAY 31, 2004 AND 2003

NOTE A-SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

STOCK BASED COMPENSATION
------------------------

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 ("SFAS No. 148"), "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary charge to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has not issued stock-based employee compensation.

LIQUIDITY
---------

The Company has no significant assets and no operations. The Company is in a dormant state and its efforts have been principally devoted to seeking out business opportunities. As shown in the accompanying financial statements, the Company has accumulated a deficit of $1,888,388 from its inception through May 31, 2004.

FOREIGN CURRENCY TRANSLATION
----------------------------

The Company translates the foreign currency financial statements of its Canadian subsidiary in accordance with the requirements of Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation." Assets and liabilities are translated at current exchange rates, and related revenue and expenses are translated at average exchange rates in effect during the period. Resulting translation adjustments are recorded as a separate component in stockholders' equity. Foreign currency transaction gains and losses are included in the statement of income.

SEGMENT INFORMATION
-------------------

The Company adopted Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131") in the year ended December 31, 1998. SFAS establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions how to allocate resources and assess performance. The information disclosed herein, materially represents all of the financial information related to the Company's principal operating segment.

                            EZCOMM ENTERPRISES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             MAY 31, 2004 AND 2003

NOTE A-SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

New Accounting Pronouncements

In December 2003, the FASB issued SFAS No. 132 (revised), EMPLOYERS' DISCLOSURES ABOUT PENSIONS AND OTHER POSTRETIREMENT BENEFITS - AN AMENDMENT OF FASB STATEMENTS NO. 87, 88, AND 106. This statement retains the disclosure requirements contained in FASB statement no. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits, which it replaces. It requires additional disclosures to those in the original statement 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The required information should be provided separately for pension plans and for other postretirement benefit plans. The revision applies for the first fiscal or annual interim period ending after December 15, 2003 for domestic pension plans and June 15, 2004 for foreign pension plans and requires certain new disclosures related to such plans. The adoption of this statement will not have a material impact on the Company's results of operations or financial positions.

NOTE B-CAPITAL STOCK

The Company has authorized 20,000,000 shares of preferred stock, with a par value of $.0001 per share As of May 31, 2004 and 2003, there are no preferred shares issued and outstanding The Company has authorized 80,000,000 shares of common stock , with a par value of $.0001 per share. As of May 31, 2004 and 2003, there are 35,368,800 shares of common stock issued and outstanding, respectively.

NOTE C-INCOME TAXES

Financial Accounting Standard No. 109 requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant.

At May 31, 2004, the Company has available for federal income tax purposes a net operating loss carryforward of $1,800,000, expiring the year 2020, that may be used to offset future taxable income. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company, it is more likely than not that the benefits will not be realized. Due to significant changes in the Company's ownership, the Company's future use of its existing net operating losses may be limited.

Components of deferred tax assets as of May 31, 2004 are as follows:

          Non current:
          Net operating loss carryforward         $ 650,000
          Valuation allowance                      (650,000)
                                                  ----------
          Net deferred tax asset                  $      --
                                                  ==========

                            EZCOMM ENTERPRISES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             MAY 31, 2004 AND 2003

NOTE D-COMMITMENTS AND CONTINGENCIES

Consulting Agreements

The Company has consulting agreements with outside contractors, certain of whom are also Company stockholders, directors and officers. The Agreements are generally for a term of 12 months from inception and renewable automatically from year to year unless either the Company or Consultant terminates such engagement by written notice.

NOTE E-RELATED PARTY TRANSACTIONS

The Company's inception, the Company's Officers and principal shareholders ("Related Parties") have advanced funds to the Company for working capital purposes. No formal repayment terms or arrangements exist. The amount of the advances due the related parties at May 31, 2004 and 2003 were $ 37,175 and $34,400, respectively.

NOTE F-LOSSES PER SHARE

The following table presents the computation of basic and diluted losses per share:

                                                       2004            2003
                                                   -------------   -------------
     Loss available for common shareholders        $    (22,600)   $       (175)
                                                   =============   =============
     Basic and fully diluted loss per share        $      (0.00)   $      (0.00)
                                                   =============   =============
     Weighted average common shares outstanding      35,368,800      35,368,800

Net loss per share is based upon the weighted average of shares of common stock outstanding.

NOTE G-GOING CONCERN MATTERS

The accompanying statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements during the years ended May 31, 2004 and 2003, the Company incurred losses from operations of $22,600 and $175, respectively. The Company has accumulated deficit of $1,888,388. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The Company is actively pursuing additional equity financing through discussions with investment bankers and private investors. There can be no assurance the Company will be successful in its effort to secure additional equity financing. If operations and cash flows continue to improve through these efforts, management believes that the Company can continue to operate. However, no assurance can be given that management's actions will result in profitable operations or the resolution of its liquidity problems.

The Company's existence is dependent upon management's ability to develop profitable operations and resolve it's liquidity problems. Management anticipates the Company will attain profitable status and improve its liquidity through the continued developing, marketing and selling of its services and additional equity investment in the Company. The accompanying financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

                            EZCOMM ENTERPRISES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                              MAY 31, 2004 AND 2003

NOTE H-SUBSEQUENT EVENT

Subsequent to the date of the financial statements, the Company amended its Articles of Incorporation changing its name to Ezcomm Enterprises, Inc. and increasing the number of its authorized shares of common stock from 80,000,000 to 480,000,000.