Form 10QSB
period 2004-08-31
EZCOMM INC
filed 2004-10-20
CIK 1107685

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: August 31, 2004

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

           For the transition period from ____________ to ____________
                        Commission file number: 000-50601

                             EZCOMM ENTERPRISES INC.
                             -----------------------
        (Exact name of small business issuer as specified in its charter)

             DELAWARE                                      33-0827004
(State or other jurisdiction of                (IRS Employee Identification No.)
 incorporation or organization)

                      11789, 79A Avenue, Delta, BC, V4C 1V7
                    (Address of principal executive offices)

                                 (604) 599-8186
                           (Issuer's telephone number)

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

    Common Stock, $0.0001 par value                      35,368,800
               (Class)                    (Outstanding as of August 31, 2004)

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

         Condensed balance sheet at August 31, 2004........................ F-1

         Condensed Statement of Losses for the Three Months Ended
         August 31, 2004 and 2003.......................................... F-2

         Condensed Statement of Cash Flows for the Three Months Ended
         August 31, 2004 and 2003.......................................... F-3

         Notes to Condensed Financial Statements........................... F-4


Item 2.  Management's Discussion and Analysis or Plan of Operation.........   3

Item 3.  Controls and Procedures...........................................   4

Part II  OTHER INFORMATION

Item 1.  Legal Proceedings.................................................   4

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.......   4

Item 3.  Defaults upon Senior Securities...................................   4

Item 4.  Submission of Matters to a Vote of Security Holders...............   4

Item 5.  Other Information.................................................   4

Item 6.  Exhibits and Reports on Form 8-K..................................   4

Signatures.................................................................   5

                          PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                            EZCOMM ENTERPRISES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 AUGUST 31, 2004
                                   (UNAUDITED)

                                     ASSETS
Current Assets:

Cash                                                                $       139
                                                                    ------------
   Total Current Assets                                                     139

                                                                    $       139
                                                                    ============

                         LIABILITIES AND DEFICIENCY IN
                              STOCKHOLDERS' EQUITY
Current Liabilities:

Due to Related Parties                                                   58,974
Accrued expenses                                                          5,000
                                                                    ------------
Total Current Liabilities                                                63,974

DEFICIENCY IN STOCKHOLDERS' EQUITY
Preferred stock, par value $ 0.0001
  authorized 20,000,000 shares, none issued                                  --
Common stock, par value $0.0001;
  authorized 480,000,000 shares,
  issued and outstanding 35,368,800                                       3,537

Additional paid in capital                                            1,827,815
Accumulated deficit                                                  (1,895,187)
                                                                    ------------
Total deficiency in stockholders' equity                                (63,835)
                                                                    ------------
                                                                    $       139
                                                                    ============



       See accompanying footnotes to the unaudited condensed consolidated financial information

                            EZCOMM ENTERPRISES, INC.
                          CONDENSED STATEMENT OF LOSSES
                                   (UNAUDITED)

                                                    For the Three Months Ended
                                                  August 31,         August 31,
                                                     2004                2003
                                                 -------------     -------------
Costs and Expenses:
General and Administrative Expenses
                                                 $      6,799      $        500
                                                 -------------     -------------
Total costs and expenses                                6,799               500

Operating loss                                         (6,799)             (500)
Income Tax Expense                                         --                --
                                                 -------------     -------------
Net Income (Loss)                                $     (6,799)     $       (500
                                                 =============     =============


Net Income (Loss)
Per Common Share
(Basic and Assuming Dilution)                    $       (.00)     $       (.00)
Weighted Average Common
   Shares Outstanding                              35,368,800        35,368,800




              See accompanying footnotes to the unaudited condensed
                       consolidated financial information


                              EZCOMM ENTERPRISES, INC.
                         CONDENSED STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)

                                                       For The Three Months Ended
                                                      -----------------------------
                                                       August 31,      August 31,
                                                          2004             2003
                                                      -------------   -------------
Cash flows from operating activities:
Net income (loss) for the period                      $     (6,799)   $       (500)
Net increase (decrease) in  accrued expenses               (15,000)             --
                                                      -------------   -------------
Net cash provided by (used in) operating activities
                                                           (21,799)           (500)
Cash flows used in investing activities:                        --              --
Cash flows from financing activities:                           --              --
Advances from (to) related parties, net                     21,799             500
                                                      -------------   -------------
Net cash provided by (used in) financing activities         21,799             500

Net increase (decrease) in cash and equivalents                 --              --
Cash and cash equivalents at beginning of period               139             139
                                                      -------------   -------------
Cash and cash equivalents at end of period            $        139    $        139

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for taxes                 $         --    $         --
Cash paid during the period for interest                        --              --





         See accompanying footnotes to the unaudited condensed consolidated financial information

                                        F-3

                            EZCOMM ENTERPRISES, INC.
                    NOTES TO CONDENSED FINANCIAL INFORMATION
                                AUGUST 31, 2004
                                   (UNAUDITED)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General
-------

The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-QSB, and therefore, do not include The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10QSB . Accordingly, they do not include all the information necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America for a complete set of financial statements.


In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three-month period ended August 31,2004 are not necessarily indicative of the results that may be expected for the year ended May 31, 2005. The unaudited consolidated financial statements should be read in conjunction with the May 31, 2004 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

Business and Basis of Presentation
----------------------------------

Ezcomm Enterprises, Inc. (the "Company"), an inactive public shell company incorporated under the laws of the State of Delaware on August 26, 1998, was formed for the purpose of developing and marketing video arcade gaming machines. In 1999, the Company ceased operating activities and was dormant through January 2000, at which time the Company was recapitalized and its efforts were devoted to developing a customer loyalty reward program and a related information database. In January, 2001 the Company ceased operations and is currently dormant.

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

Results of Operation
--------------------

The Company has had no operations during this reporting period. During the quarterly period covered by this report, the Company received no revenue and incurred expenses of $6,799 stemming from general and administrative expenditures.

Liquidity
---------

As of August 31, 2004 the Company had total current assets of $139 and total liabilities of $63,974

ITEM 3.  CONTROLS AND PROCEDURES

The registrant's Principal executive officers and principal financial officer, based on their evaluation of the registrant's disclosure controls and procedures (as defined in Rules 13a-14 (c) of the Securities Exchange Act of 1934) as of August 31, 2004 have concluded that the registrants' disclosure controls and procedures are adequate and effective to ensure that material information relating to the registrants and their consolidated subsidiaries is recorded, processed , summarized and reported within the time periods specified by the SEC' s rules and forms, particularly during the period in which this quarterly report has been prepared.

The registrants' principal executive officers and principal financial officer have concluded that there were no significant changes in the registrants' internal controls or in other factors that could significantly affect these controls subsequent to August 31, 2004 the date of their most recent evaluation of such controls, and that there was no significant deficiencies or material weaknesses in the registrant's internal controls.

                           PART II: OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         3.1.1(1)    Certificate of Incorporation dated August 26, 1998
         3.1.2(1)    Amendment of Certificate of Incorporation dated January 1,
                     2000
         3.1.3(2)    Certificate of Renewal and Revival dated March 1, 2004
         3.1.4(2)    Amendment of Certificate of Incorporation dated July 22,
                     2004
         3.2(1)      Bylaws
         31.1        Section 302 Certification
         32.1        Section 906 Certification
--------------

(1) Previously filed as an exhibit to the Company's Form 10-SB12G as filed February 20, 2004
(2) Previously filed as an exhibit to the Company's Form 8-K as filed on August 3, 2004

(b) Reports on Form 8-K filed during the three months ended August 31, 2004.

         On August 3, 2004, the Company filed a current report on items 5 and 7, other items, disclosing that the Company filed amendments to its Charter changing the Company's name and increasing the amount of authorized capital.



SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  October 15, 2004                      EZCOMM INC.

                                             /s/ Peter Braun
                                             ----------------------------------
                                             Peter Braun
                                             President