Form 10QSB
period 2004-11-30
EZCOMM INC
filed 2005-01-06
CIK 1107685

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

           [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended: November 30, 2004

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

                                 (604) 599-8186
                           (Issuer's telephone number)

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

    Common Stock, $0.0001 par value                      35,368,800
               (Class)                    (Outstanding as of November 30, 2004)

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

         Condensed balance sheet at November 31, 2004 ....................F-1

         Condensed Statement of Losses for the Six Months Ended
         November 30, 2004 and 2003 ......................................F-2

         Condensed Statement of Cash Flows for the Six Months Ended
         November 30, 2004 and 2003 ......................................F-3

         Notes to Condensed Financial Statements .........................F-4

Item 2.  Management's Discussion and Analysis or Plan of Operation..........3

Item 3.  Controls and Procedures............................................4

Part II  OTHER INFORMATION

Item 1.  Legal Proceedings..................................................4

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds........4

Item 3.  Defaults upon Senior Securities....................................4

Item 4.  Submission of Matters to a Vote of Security Holders................4

Item 5.  Other Information..................................................4

Item 6.  Exhibits...........................................................4

Signatures..................................................................5




                               PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)


                                 EZCOMM ENTERPRISES, INC.
                           CONDENSED CONSOLIDATED BALANCE SHEET
                                     NOVEMBER 30, 2004
                                        (UNAUDITED)

                                          ASSETS

Current Assets:
Cash                                                                            $       139
                                                                                ------------
   Total Current Assets                                                                 139
                                                                                $       139
                                                                                ============
                               LIABILITIES AND DEFICIENCY IN
                                   STOCKHOLDERS' EQUITY

Current Liabilities:
Due to Related Parties                                                               58,974
Accrued expenses                                                                     10,000
                                                                                ------------
Total Current Liabilities                                                            68,974

                            DEFICIENCY IN STOCKHOLDERS' EQUITY

Preferred stock, par value $ 0.0001 authorized 20,000,000 shares, none
issued                                                                                   --
Common stock, par value $0.0001; authorized 480,000,000 shares, issued and
outstanding 35,368,800                                                                3,537
Additional paid in capital                                                        1,827,815
Accumulated deficit                                                              (1,900,187)
                                                                                ------------
Total deficiency in stockholders' equity                                            (68,835)
                                                                                $       139
                                                                                ============


            See accompanying footnotes to the unaudited condensed consolidated financial information


                                    EZCOMM ENTERPRISES, INC.
                                 CONDENSED STATEMENT OF LOSSES
                                          (UNAUDITED)


                                            For the Three Months Ended             For The Six Months Ended
                                          November 30,       November 30,       November 30,       November 30,
                                              2004               2003               2004              2003
Costs and Expenses:
General and Administrative Expenses      $      5,000       $        500       $     11,799       $      1,000
                                         -------------      -------------      -------------      -------------
Total costs and expenses                        5,000                500             11,799              1,000
Operating loss                                 (5,000)              (500)           (11,799)            (1,000)
Income Tax Expense                                 --                 --                 --                 --
                                         -------------      -------------      -------------      -------------
Net Income (Loss)                        $     (5,000)      $       (500)      $    (11,799)      $     (1,000)
                                         =============      =============      =============      =============

Net Income (Loss)
Per Common Share
(Basic and Assuming Dilution)            $       (.00)      $       (.00)      $       (.00)      $       (.00)
Weighted Average Common
   Shares Outstanding                      35,368,800         35,368,800         35,368,800         35,368,800
                                         =============      =============      =============      =============


                                  See accompanying footnotes to the unaudited condensed
                                           consolidated financial information

                                                          F-2


                                   EZCOMM ENTERPRISES, INC.
                              CONDENSED STATEMENTS OF CASH FLOWS
                                         (UNAUDITED)



                                                              For The Six Months Ended
                                                              ------------------------
                                                      November 30, 2004    November 30, 2003

Cash flows from operating activities:
Net income (loss) for the period                              $(11,799)            $ (1,000)
Net increase (decrease) in  accrued expenses                   (10,000)                  --
                                                              ---------            ---------
Net cash provided by (used in) operating activities            (21,799)              (1,000)
Cash flows used in investing activities:                            --                   --
Cash flows from financing activities:                               --                   --
Advances from (to) related parties, net                         21,799                1,000
                                                              ---------            ---------
Net cash provided by (used in) financing activities             21,799                1,000
                                                              ---------            ---------
Net increase (decrease) in cash and equivalents                     --                   --
Cash and cash equivalents at beginning of period                   139                  139
                                                              ---------            ---------
Cash and cash equivalents at end of period                    $    139             $    139
                                                              =========            =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for taxes                         $     --             $     --
Cash paid during the period for interest                            --                   --


                 See accompanying footnotes to the unaudited condensed consolidated financial information

                                               F-3

                            EZCOMM ENTERPRISES, INC.
                    NOTES TO CONDENSED FINANCIAL INFORMATION
                                NOVEMBER 30, 2004
                                   (UNAUDITED)


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


In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three and six -month periods ended November 30,2004 are not necessarily indicative of the results that may be expected for the year ended May 31, 2005. The unaudited consolidated financial statements should be read in conjunction with the May 31, 2004 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

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

Results of Operation
--------------------

The Company has had no operations during this reporting period. During the quarterly period covered by this report, the Company received no revenue and incurred expenses of $5,000 stemming from general and administrative expenditures.

Liquidity
---------

As of November 30, 2004 the Company had total current assets of $0 and total liabilities of $68,974, including $58,974 of advances from the Company's principal shareholders.

ITEM 3.  CONTROLS AND PROCEDURES

The registrant's Principal executive officers and principal financial officer, based on their evaluation of the registrant's disclosure controls and procedures (as defined in Rules 13a-14 (c) of the Securities Exchange Act of 1934) as of November 30, 2004 have concluded that the registrants' disclosure controls and procedures are adequate and effective to ensure that material information relating to the registrants and their consolidated subsidiaries is recorded, processed , summarized and reported within the time periods specified by the SEC' s rules and forms, particularly during the period in which this quarterly report has been prepared.

The registrants' principal executive officers and principal financial officer have concluded that there were no significant changes in the registrants' internal controls or in other factors that could significantly affect these controls subsequent to November 30, 2004 the date of their most recent evaluation of such controls, and that there was no significant deficiencies or material weaknesses in the registrant's internal controls.

                           PART II: OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         (a) None
         (b) None
         (c) None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         3.1.1 (1)         Certificate of Incorporation dated August 26, 1998
         3.1.2 (1)         Amendment of Certificate of Incorporation dated
                             January 1, 2000
         3.1.3 (2)         Certificate of Renewal and Revival dated March 1,
                             2004
         3.1.4 (2)         Amendment of Certificate of Incorporation dated July
                             22, 2004
         3.2 (1)           Bylaws
         31.1              Section 302 Certification
         32.1              Section 906 Certification

                  --------------
(1) Previously filed as an exhibit to the Company's Form 10-SB12G as filed February 20, 2004
(2) Previously filed as an exhibit to the Company's Form 8-K as filed on August 3, 2004

(b) Reports on Form 8-K filed during the three months ended November 30, 2004.

          There were no current reports filed on Form 8-K during the three months ended November 30, 2004



SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  January 5, 2005                      EZCOMM INC.

                                             /s/ Peter Braun
                                             ----------------------------------
                                             Peter Braun
                                             President