Form 10QSB
period 2005-02-28
EZCOMM INC
filed 2005-04-12
CIK 1107685

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended: February 28, 2005

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

                                 (604) 599-8186
                           (Issuer's telephone number)

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

    Common Stock, $0.0001 par value                      35,368,800
               (Class)                    (Outstanding as of February 28, 2005)

Transitional Small Business Disclosure Format (Check one):  Yes [ ]  No [X]

                            EZCOMM ENTERPRISES, INC.
                                   FORM 10-QSB
                                      INDEX


                                                                            Page
                                                                            ----
Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Condensed balance sheet at February 28, 2005.....................   F-1

         Condensed Statement of Losses for the Nine Months Ended
         February 28, 2005 and 2004.......................................   F-2

         Condensed Statement of Cash Flows for the Nine Months Ended
         February 28, 2005 and 2003.......................................   F-3

         Notes to Condensed Financial Statements..........................   F-4


Item 2.  Management's Discussion and Analysis or Plan of Operation........     3

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.......     3

Item 4.  Controls and Procedures..........................................     4

Part II  OTHER INFORMATION

Item 1.  Legal Proceedings................................................     4

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds......     4

Item 3.  Defaults upon Senior Securities..................................     4

Item 4.  Submission of Matters to a Vote of Security Holders..............     4

Item 5.  Other Information................................................     4

Item 6.  Exhibits.........................................................     4

Signatures................................................................     5

                          PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)


                            EZCOMM ENTERPRISES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                FEBRUARY 28, 2005
                                   (UNAUDITED)


                                     ASSETS


Current Assets:

   Total Current Assets                                             $        --
                                                                    ------------
                                                                    $        --
                                                                    ============
                          LIABILITIES AND DEFICIENCY IN
                              STOCKHOLDERS' EQUITY
Current Liabilities:

Due to Related Parties                                              $    60,345
Accounts Payable and Accrued expenses                                    12,600
                                                                    ------------
Total Current Liabilities                                                72,945

                       DEFICIENCY IN STOCKHOLDERS' EQUITY

Preferred stock, par value $ 0.0001 authorized
  20,000,000 shares, none issued                                             --
Common stock, par value $0.0001; authorized
  480,000,000 shares, issued and                                          3,537
outstanding 35,368,800
Additional paid in capital                                            1,827,815
Accumulated deficit                                                  (1,904,297)
                                                                    ------------
Total deficiency in stockholders' equity                                (72,945)

                                                                    $        --
                                                                    ============

       See accompanying footnotes to the unaudited condensed consolidated financial information


                                          EZCOMM ENTERPRISES, INC.
                                       CONDENSED STATEMENT OF LOSSES
                                                (UNAUDITED)


                                          For the Three Months Ended         For The Nine Months Ended
                                         February 28,     February 29,      February 28,      February 29,
                                            2005              2004              2005              2004
                                        -------------     -------------     -------------     -------------
Costs and Expenses:
General and Administrative Expenses     $      7,110      $        500      $     18,909      $      1,500
                                        -------------     -------------     -------------     -------------
Total costs and expenses                       7,110               500            18,909             1,500
Operating loss                                (7,110)             (500)          (18,909)           (1,500)
Income Tax Expense                                --                --                --                --
                                        -------------     -------------     -------------     -------------
Net Income (Loss)                       $     (7,110)     $       (500      $    (18,909)     $     (1,500)
                                        =============     =============     =============     =============


Net Income (Loss)
Per Common Share
(Basic and Assuming Dilution)           $       (.00)     $       (.00)     $       (.00)     $       (.00)
Weighted Average Common
   Shares Outstanding                     35,368,800        35,368,800        35,368,800        35,368,800
                                        =============     =============     =============     =============


                     See accompanying footnotes to the unaudited condensed consolidated financial information

                                                    F-2


                               EZCOMM ENTERPRISES, INC.
                          CONDENSED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)

                                                          For The Nine Months Ended
                                                        February 28,     February 29,
                                                            2005             2004
                                                        ------------     ------------
Cash flows from operating activities:
Net income (loss) for the period                        $   (18,909)     $    (1,500)
Net increase (decrease) in  accrued expenses                 (7,400)              --
                                                        ------------     ------------
Net cash provided by (used in) operating activities
                                                            (26,309)          (1,500)
Cash flows used in investing activities:                         --               --
Cash flows from financing activities:                            --               --
Advances from (to) related parties, net                      26,170            1,500
                                                        ------------     ------------
Net cash provided by (used in) financing activities
                                                             26,170            1,500
                                                        ------------     ------------
Net increase (decrease) in cash and equivalents                (139)              --
Cash and cash equivalents at beginning of period
                                                                139              139
                                                        ------------     ------------
Cash and cash equivalents at end of period              $        --      $       139
                                                        ============     ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for taxes                   $        --      $        --
Cash paid during the period for interest                         --               --


          See accompanying footnotes to the unaudited condensed consolidated financial information

                                         F-3

                            EZCOMM ENTERPRISES, INC.
                    NOTES TO CONDENSED FINANCIAL INFORMATION
                                FEBRUARY 28, 2005
                                   (UNAUDITED)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General
-------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10QSB. Accordingly, they do not include all the information necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America for a complete set of financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three and nine -month periods ended February 28,2005 are not necessarily indicative of the results that may be expected for the year ended May 31, 2005. The unaudited consolidated financial statements should be read in conjunction with the May 31, 2004 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Overview
--------

The Company is considered a development stage company with limited assets and capital and with no operations or income since inception. The costs and expenses associated with the preparation and filing of this report and other operations of the Company have been paid for by loans from the President of the Company. It is anticipated that the Company will require only nominal capital to maintain the corporate viability of the Company and necessary funds will most likely be provided by the Company's existing shareholders or its officers and directors in the immediate future. However, unless the Company is able to facilitate an acquisition of or merger with an operating business or is able to obtain significant outside financing, there is substantial doubt about its ability to continue as a viable corporation.

In the opinion of management, inflation has not and will not have a material effect on the operations of the Company until such time as the Company successfully completes an acquisition or merger. At that time, management will evaluate the possible effects of inflation on the Company as it relates to its business and operations following a successful acquisition or merger.

Plan of Operation
-----------------

During the next twelve months, the Company will actively seek out and investigate possible business opportunities with the intent to acquire or merge with one or more business ventures. In its search for business opportunities, management will follow the procedures outlined in Item I above. Because the Company lacks funds, it may be necessary for the officers and directors to either advance funds to the Company or to incur expenses until such time as a successful business consolidation can be made. Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible. Further, the Company's President and sole Director will defer payment of all accrued compensation until such time as an acquisition or merger can be accomplished and will strive to have the business opportunity provide his remuneration. However, if the Company engages outside advisors or consultants in its search for business opportunities, it may be necessary for the Company to attempt to raise additional funds.

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

Results of Operation
--------------------

The Company has had no operations during this reporting period. During the quarterly period covered by this report, the Company received no revenue and incurred expenses of $7,110 stemming from general and administrative expenditures.

Liquidity
---------

As of February 28, 2005 the Company had total current assets of $0 and total liabilities of $72,945.

The Company's independent certified public accountants have stated in their report included in the Company's May 31, 2004 Form 10-KSB, that the Company has incurred operating losses in the last two years, and that the Company is dependent upon management's ability to develop profitable operations. These factors among others may raise substantial doubt about the Company's ability to continue as a going concern.


OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a development stage company with no operations, the company does not presently have any material market risk.

ITEM 3.  CONTROLS AND PROCEDURES

The registrant's Principal executive officers and principal financial officer, based on their evaluation of the registrant's disclosure controls and procedures (as defined in Rules 13a-14 (c) of the Securities Exchange Act of 1934) as of February 28, 2005 have concluded that the registrants' disclosure controls and procedures are adequate and effective to ensure that material information relating to the registrants and their consolidated subsidiaries is recorded, processed , summarized and reported within the time periods specified by the SEC' s rules and forms, particularly during the period in which this quarterly report has been prepared.

The registrants' principal executive officers and principal financial officer have concluded that there were no significant changes in the registrants' internal controls or in other factors that could significantly affect these controls subsequent to February 28, 2005 the date of their most recent evaluation of such controls, and that there was no significant deficiencies or material weaknesses in the registrant's internal controls.

                           PART II: OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
None

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None

ITEM 5.  OTHER INFORMATION
None

ITEM 6.  EXHIBITS
(a)      Exhibits

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

Date:  April 8, 2005                         EZCOMM ENTERPRISES, INC.

                                             /s/ Peter Braun
                                             ----------------------------------
                                             Peter Braun
                                             President