Form 10KSB
period 2005-05-31
EZCOMM INC
filed 2005-08-29
CIK 1107685

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
                                    of 1934

                      For the fiscal year ended: May 31, 2005

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

Aggregate market value of the voting stock held by non-affiliates of the registrant as of August 16, 2005. $ 5,517,996.

Number of outstanding shares of the registrant's par value $0.001 common stock, as of August 16,2005. 35,368,800

                            EZCOMM ENTERPRISES, INC.
                                   FORM 10-KSB
                                      INDEX
                                                                            Page
                                                                            ----
                                     Part I

Item 1.   Business.............................................................3

Item 2.   Properties...........................................................7

Item 3.   Legal Proceedings....................................................7

Item 4.   Submission of Matters of a Vote of Security Holders..................7

                                 Part II

Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters..................................................8

Item 6.   Management's Discussion and Analysis of Financial
          Condition and Results of Operation...................................9

Item 7.   Financial Statements and Supplementary Data..........................9

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

                                     Part II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

No shares of the Company's Common Stock have previously been registered with the Securities and Exchange Commission (the "Commission") or any state securities agency or authority. The Company's common shares are currently quoted on the NASD OTC Bulletin Board - under the stock symbol "EZMM". Prices Reported represent prices between dealers, do not include markups,markdowns or commissions and do not necessarily represent actual transactions. The market for the Company's shares has been sporadic and at times very limited.

The following table sets forth high and low bid quotations of the Company's common stock for the fiscal years ended May 31, 2005 and 2004 as follows:

                      Price Range of Common Stock

Quarter Ended                       High              Low

August 31, 2003                     n/a               n/a
November 30, 2003                   n/a               n/a
February 28, 2004                   n/a               n/a
May 31, 2004                        n/a               n/a

August 31, 2004*                    0.19             0.19
November 30, 2004                   0.16             0.16
February 29, 2005                   0.26             0.26
May 31, 2005                        0.17             0.17
August 16, 2005                     0.17             0.17

* Trading in our common stock on the OTC BB did not begin until approximately July 8, 2004.
** Indicates partial period

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

At May 31, 2005 there were 60 holders of record of the Company's Common Stock and the Company has issued and outstanding 35,368,800 shares of Common Stock. Of these shares 12,041,000 are free trading and 23,327,800 are restricted. The restricted shares were issued subject to Rule 144 and may not be sold and/or transferred without further registration under the Act or pursuant to an applicable exemption. In general, under Rule 144 as currently in effect, a person (or persons whose shares are aggregated) who has beneficially owned restricted shares of the Company for at least one year, including any person who may be deemed to be an "affiliate" of the Company (as the term "affiliate" is defined under the Act), is entitled to sell, within any three-month period, an amount of shares that does not exceed the greater of (i) the average weekly trading volume in the Company's common stock during the four calendar weeks preceding such sale, or (ii) 1 % of the shares then outstanding. A person who is not deemed to be an "affiliate" of the Company and who has held restricted shares for at least three years would be entitled to sell such shares without regard to the resale limitations of Rule 144.

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

Product Research and Development

We do not anticipate performing research and development for any products during the next twelve months.

Acquisition of Plant and Equipment and Other Assets

We do not anticipate the acquisition of any material property, plant or equipment during the next 12 months, other than computer equipment and peripherals used in our day-to-day operations. We believe we have sufficient resources available to meet these acquisition needs. We do not anticipate the disposition of any material property, plant or equipment during the next 12 months.

The independent auditor's report on the Company's May 31, 2005 financial statements included in this Annual Report states that the Company's recurring losses raise substantial doubts about the Company's ability to continue as a going concern.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Inflation

In the opinion of management, inflation has not had a material effect on the operations of the Company.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this Item is included as a separate Exhibit to this report. Please see pages F-1 through F-13.

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

ITEM 8A. CONTROLS AND PROCEDURES

The registrant's Principal executive officers and principal financial officer, based on their evaluation of the registrant's disclosure controls and procedures (as defined in Rules 13a-14 ( c ) of the Securities Exchange Act of 1934) as of May 31, 2005 have concluded that the registrants' disclosure controls and procedures are adequate and effective to ensure that material information relating to the registrants and their consolidated subsidiaries is recorded, processed , summarized and reported within the time periods specified by the SEC's rules and forms, particularly during the period in which this quarterly report has been prepared.

The registrants' principal executive officers and principal financial officer have concluded that there were no significant changes in the registrants' internal controls or in other factors that could significantly affect these controls subsequent to May 31, 2005, the date of their most recent evaluation of such controls, and that there was no significant deficiencies or material weaknesses in the registrant's internal controls.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information, to the best knowledge of the Company as of May 31, 2005, with respect to each person known by the Company to own beneficially more than 5% of the Company's outstanding Common Stock, each director of the Company and all directors and officers of the Company as a group.

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

                                     Part IV

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

a) Financial Statements and Schedules. The following financial statements and schedules for the Company as of May 31, 2005 are filed as part of this report.

         (1) Financial statements of Ezcomm Enterprises, Inc.
                                                                            Page
                                                                            ----

Report of Registered Independent  Certified Public Accounting Firm..........F-3

Balance Sheet as of May 31, 2005 and 2004...................................F-4

Statements of Losses For the Years Ended May 31, 2005 and 2004..............F-5

Statement of Deficiency in Stockholders' Equity For the Years Ended
  May 31, 2005 and 2004......................................................F-6

Statements of Cash Flows for the Years Ended May 31, 2005 and 2004...........F-7

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

--------------------

(a) Included as an Exhibit the Company's registration statement on Form 10-SB filed February 20, 2004.

b) Reports on Form 8-K

On August 3, 2004, the Company filed a current report on Form 8-K reporting on items 5 and 7 and disclosing a change in the Company's name and authorized capital

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

            The following table sets forth fees billed to us by our auditors during the fiscal years ended May 31, 2005 and 2004 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

                              May 31, 2005           May 31, 2004
                              ------------           ------------
(i)    Audit Fees              $   10,900             $   20,000
(ii)   Audit Related Fees              --                     --
(iii)  Tax Fees                        --                     --
(iv)   All Other Fees                  --                     --
                               ----------             ----------
    Total fees                 $   10,900             $   20,000
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

         AUDIT-RELATED FEES. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of Ezcomm Enterprises, Inc.'s consolidated financial statements and are not reported under "Audit Fees". There were no Audit-Related services provided in fiscal 2005 or 2004.

         TAX FEES. Consists of fees billed for professional services for tax compliance, tax advice and tax planning. There were no tax services provided in fiscal 2005 or 2004.

         ALL OTHER FEES. Consists of fees for products and services other than the services reported above. There were no management consulting services provided in fiscal 2005 or 2004.

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

Date: August 29, 2005               EZCOMM ENTERPRISES, INC.

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

/s/ Peter Braun                    Director                   August 29, 2005
-----------------------
Peter Braun

                       SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D. C. 20549


                       FINANCIAL STATEMENTS AND SCHEDULES


                                  MAY 31, 2005


                 PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934


                            EZCOMM ENTERPRISES, INC.

                            EZCOMM ENTERPRISES , INC.

                          INDEX TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

                                                                         Page
                                                                         ----

Report of Registered Independent Certified Public Accounting Firm         F-3
Balance Sheet as of  May 31, 2005 and 2004                                F-4
Statements of Losses For the Years Ended May 31, 2005 and 2004            F-5
Statement of (Deficiency in) Stockholders' Equity For the Years
Ended May 31, 2005 and 2004                                               F-6
Statements of Cash Flows For the Years Ended May 31, 2005 and 2004        F-7
Notes to Financial Statements                                         F-8 ~ F-13

      REPORT OF REGISTERED INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTING FIRM
      --------------------------------------------------------------------


Board of Directors
Ezcomm Enterprises, Inc.
Vancouver, British Columbia


         We have audited the accompanying balance sheets of Ezcomm Enterprises, Inc. ("Company") as of May 31, 2005 and 2004 and the related statement of losses, deficiency in stockholders' equity, and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ezcomm Enterprises, Inc. as of May 31, 2005 and 2004 and the results of its operations and its cash flows for the two year period ended May 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

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

                                   /s/RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP
                                   -------------------------------------------
                                      Russell Bedford Stefanou Mirchandani LLP
                                      Certified Public Accountants

New York, New York
August 24, 2005

                                           EZCOMM ENTERPRISES, INC
                                               BALANCE SHEETS

                                                                                 May 31, 2005   May 31, 2004
                                     ASSETS
Current Assets:
     Cash                                                                         $         -    $       139
                                                                                  -----------    -----------

              Total Current Assets                                                $         -    $       139
                                                                                  ===========    ===========


               LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

Current Liabilities
     Due to related parties (Note E)                                              $    70,470    $    37,175
     Accounts payable                                                                   1,412         20,000
                                                                                  -----------    -----------
              Total Current Liabilities                                                71,882         57,175

Deficiency in Stockholders' Equity (Note B):
     Preferred stock, par value $0.0001
     authorized 20,000,000 shares, none issued                                              -              -
     Common stock, par value $0.0001; authorized 480,000,000
     shares, issued and outstanding 35,368,800 at May 31, 2005
     and 2004, respectively                                                             3,537          3,537
     Additional paid-in-capital                                                     1,827,815      1,827,815
     Accumulated deficit                                                           (1,903,234)    (1,888,388)
                                                                                  -----------    -----------

              Total Deficiency in Stockholders' Equity                                (71,882)       (57,036)
                                                                                  -----------    -----------
              Total Liabilities and Deficiency in
              Stockholders' Equity                                                $         -    $       139
                                                                                  ===========    ===========


                               see accompanying notes to financial statements

                                                    F-4

                                           EZCOMM ENTERPRISES, INC
                                             STATEMENT OF LOSSES


                                                                FOR THE YEAR ENDED MAY 31,
                                                                   2005            2004
Operating expenses:

   General and administrative expenses                         $     14,845    $     22,600
                                                               ------------    ------------
       Total operating expenses                                      14,845          22,600

              Loss from operations                                  (14,845)        (22,600)
Income taxes                                                              -               -
                                                               ------------    ------------
Net loss                                                       $    (14,845)   $    (22,600)
                                                               ============    ============

Loss per common share (basic and fully diluted) (Note F)       $         (-)   $       (.00)
                                                               ============    ============

Weighted average common shares outstanding                       35,368,800      35,368,800
                                                               ============    ============


                       see accompanying notes to financial statements



                                            F-5

                                                      EZCOMM ENTERPRISES, INC.
                                           STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY
                                             FOR THE TWO YEAR PERIOD ENDED MAY 31, 2005


                                  Preferred     Preferred       Common        Common     Additional
                                    Stock         Stock         stock         Stock       Paid-in-     Accumulated
                                    Shares        Amount        Shares        Amount       Capital       Deficit         Total
                                 -----------   -----------   -----------   -----------   -----------   -----------    -----------
Balance at June 1, 2003                    -   $         -    35,368,800   $     3,537   $ 1,827,815   $(1,865,788)   $   (34,436)
Net loss for the year ended
  May 31, 2004                             -             -             -             -             -       (22,600)       (22,600)
                                 -----------   -----------   -----------   -----------   -----------   -----------    -----------
Balance at May 31, 2004                    -   $         -    35,368,800   $     3,537   $ 1,827,815   $(1,888,388)   $   (57,036)
                                 ===========   ===========   ===========   ===========   ===========   ===========    ===========
Net loss for the year ended
  May 31, 2005                             -             -             -             -             -       (14,845)       (14,845)
                                 -----------   -----------   -----------   -----------   -----------   -----------    -----------
Balance at May 31, 2005                    -   $         -    35,368,800   $     3,537   $ 1,827,815   $(1,903,234)   $   (71,882)
                                 ===========   ===========   ===========   ===========   ===========   ===========    ===========


                                           see accompanying notes to financial statements


                                                                F-6

                               EZCOMM ENTERPRISES, INC.
                                STATEMENT OF CASH FLOWS



                                                              FOR THE YEAR ENDED MAY 31,
                                                              --------------------------
                                                                 2005          2004
                                                              ----------    ----------
Cash flows from operating activities:
      Net loss for the year                                   $  (14,845)   $  (22,600)
      Adjustments to reconcile net earnings to net cash
      provided by operating activities:
      (Decrease) increase in accounts payable                    (18,588)       20,000
      Increase in due to related parties                          33,294         2,600
                                                              ----------    ----------
Cash used in operating activities                                   (139)            -
Cash flows used in investing activities                                -             -
Cash flows from financing activities                                   -             -
Net (decrease) in cash                                              (139)            -
    Cash at beginning of period                                      139           139
                                                              ----------    ----------
    Cash at end of period                                     $        0    $      139
                                                              ==========    ==========

Supplemental Disclosure of Cash Flows Information:
    Cash paid during the period for interest                  $        -    $        -
                                                              ----------    ----------
    Cash paid during the period for taxes                     $        -    $        -
                                                              ----------    ----------


                    see accompanying notes to financial statements


                                         F-7

                             EZCOMM ENTERPRISES, INC
                          NOTES TO FINANCIAL STATEMENTS
                              MAY 31, 2005 AND 2004

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

The Company is inactive with no significant operations and is seeking to merge with, or acquire in interest in business opportunities

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

ADVERTISING
-----------

The Company follows the policy of charging the costs of advertising to expenses incurred. The Company did not incur any advertising costs during the years ended May 31, 2005 and 2004.

                             EZCOMM ENTERPRISES, INC
                          NOTES TO FINANCIAL STATEMENTS
                              MAY 31, 2005 AND 2004

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

                             EZCOMM ENTERPRISES, INC
                          NOTES TO FINANCIAL STATEMENTS
                              MAY 31, 2005 AND 2004

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

                             EZCOMM ENTERPRISES, INC
                          NOTES TO FINANCIAL STATEMENTS
                              MAY 31, 2005 AND 2004

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

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123R (revised 2004), "Share-Based Payment" which is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation". Statement 123R supersedes APB opinion No. 25, "Accounting for Stock Issued to Employees", and amends FASB Statement No. 95, "Statement of Cash Flows". Generally, the approach in Statement 123R is similar to the approach described in Statement 123. However, Statement 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro-forma disclosure is no longer an alternative. On April 14, 2005, the SEC amended the effective date of the provisions of this statement. The effect of this amendment by the SEC is that the Company will have to comply with Statement 123R and use the Fair Value based method of accounting no later than the third quarter of 2006. Management has not determined the impact that this statement will have on Company's consolidated financial statements.

LIQUIDITY
---------

The Company has no significant assets and no operations. The Company is in a dormant state and its efforts have been principally devoted to seeking out business opportunities. As shown in the accompanying financial statements, the Company has accumulated a deficit of $1,903,234 from its inception through May 31, 2005.

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

                             EZCOMM ENTERPRISES, INC
                          NOTES TO FINANCIAL STATEMENTS
                              MAY 31, 2005 AND 2004


NOTE A-SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

New Accounting Pronouncements

In March 2005, the FASB issued FASB Interpretation (FIN) No. 47, "Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143," which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. The Company is required to adopt the provisions of FIN 47 no later than the first quarter of fiscal 2006. The Company does not expect the adoption of this Interpretation to have a material impact on its consolidated financial position, results of operations or cash flows.

In May 2005 the FASB issued Statement of Financial Accounting Standards (SFAS) No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3." SFAS 154 requires retrospective application to prior periods' financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. The Company does not expect the adoption of this SFAS to have a material impact on its consolidated financial position, results of operations or cash flows.

NOTE B-CAPITAL STOCK

On July 22, 2004, the Company increased it authorized capital from 20,000,000 preferred shares and 80,000,000 common shares to 20,000,000 preferred shares and 480,000,000 common shares.

The Company has authorized 20,000,000 shares of preferred stock, with a par value of $.0001 per share As of May 31, 2005 and 2004, there are no preferred shares issued and outstanding The Company has authorized 480,000,000 shares of common stock , with a par value of $.0001 per share. As of May 31, 2005 and 2004, there are 35,368,800 shares of common stock issued and outstanding, respectively.

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

At May 31, 2005, the Company has available for federal income tax purposes a net operating loss carryforward of $1,900,000, expiring the year 2020, that may be used to offset future taxable income. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company, it is more likely than not that the benefits will not be realized. Due to significant changes in the Company's ownership, the Company's future use of its existing net operating losses may be limited.

Components of deferred tax assets as of May 31, 2005 are as follows:

        Non current:
        Net operating loss carryforward              $  646,000
        Valuation allowance                            (646,000)
                                                     ----------
        Net deferred tax asset                       $        -
                                                     ==========

                             EZCOMM ENTERPRISES, INC
                          NOTES TO FINANCIAL STATEMENTS
                              MAY 31, 2005 AND 2004

NOTE D-COMMITMENTS AND CONTINGENCIES

Consulting Agreements
---------------------

The Company has consulting agreements with outside contractors, certain of whom are also Company stockholders, directors and officers. The Agreements are generally for a term of 12 months from inception and renewable automatically from year to year unless either the Company or Consultant terminates such engagement by written notice.


NOTE E-RELATED PARTY TRANSACTIONS

The Company's inception, the Company's Officers and principal shareholders ("Related Parties") have advanced funds to the Company for working capital purposes. No formal repayment terms or arrangements exist. The amount of the advances due the related parties at May 31, 2005 and 2004 were $70,469 and $37,175, respectively.


NOTE F-LOSSES PER SHARE

The following table presents the computation of basic and diluted losses per share:

                                                        2005             2004
                                                        ----             ----

      Loss available for common shareholders         $ (14,845)      $ (22,600)
                                                     ==========      ==========
      Basic and fully diluted loss per share             $  (-)          $  (-)
                                                         ======          ======
      Weighted average common shares outstanding     35,368,800      35,368,800

Net loss per share is based upon the weighted average of shares of common stock outstanding.

NOTE G- GOING CONCERN MATTERS

The accompanying statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements during the years ended May 31, 2005 and 2004, the Company incurred losses from operations of $14,845 and $22,600 , respectively. The Company has accumulated deficit of $1,903,234. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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