Form 10QSB
period 2005-09-30
EZCOMM ENTERPRISES INC
filed 2005-11-21
CIK 1107685

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended: September 30, 2005


                        Commission File Number: 000-50601


                            EZCOMM ENTERPRISES, INC.
        (Exact name of small business issuer as specified in its charter)


            DELAWARE                                       33-0827004
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

              16-7 SMJUNG-DONG, OJUNG-GU, BUCHEON, KYONGGI-DO KOREA
                    (Address of principal executive offices)

                                 82-32-676-6283
                           (Issuer's telephone number)


         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                YES |X|    NO |_|

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES |_| NO |X|

         As of November 21, 2005, 311,659,748 shares of the registrant's common stock were outstanding.


         Transitional  Small Business  Disclosure Format (Check One):

                                Yes |_|    No |X|

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements...............................................1

Item 2.     Management's Discussion and Analysis or Plan of Operation.........19

Item 3.     Controls and Procedures...........................................33


PART II - OTHER INFORMATION

Item 6.      Exhibits.........................................................34

Signatures   .................................................................35

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            EZCOMM ENTERPRISES, INC.
                           Consolidated Balance Sheets
                           September 30, 2005 and 2004

                                                       2005            2004
                                                   ------------    ------------
                                     ASSETS
CURRENT
    Cash and cash equivalents (note 3) .........   $     49,809    $     97,817
    Accounts receivable (net of allowance for
      doubtful accounts $46,287; 2004 -
      $22,224) (note 15) .......................      1,875,899       2,378,157
    Inventory (note 4) .........................         60,840          95,203
    Advances to a  related company (note 5) ....      1,476,055         601,509
    Prepaid and sundry assets ..................        169,098         154,678
                                                   ------------    ------------
                                                      3,631,701       3,327,364

PROPERTIES AND EQUIPMENT (note 6) ..............      9,147,716       8,858,947

INVESTMENTS (note 7) ...........................        509,482         616,714

INTANGIBLE ASSETS ..............................        164,107         170,963
                                                   ------------    ------------
                                                   $ 13,453,006    $ 12,973,988
                                                   ============    ============

                                   LIABILITIES
CURRENT
    Accounts payable ...........................   $  6,935,450    $  4,773,734
    Rental deposits (note 8) ...................        153,440         195,525
    Loans payable - current portion (note 9) ...     10,154,011       5,309,094
    Advances from shareholder and officer
       (note 10) ...............................        307,535           8,105
                                                   ------------    ------------
                                                     17,550,436      10,286,458

ACCRUED SEVERANCE ..............................        384,305         354,562

DEPOSIT (note 16) ..............................      1,403,497       1,575,932

LOANS PAYABLE (note 9) .........................        310,961       1,675,827

CONVERTIBLE DEBENTURES (note 11) ...............           --         1,737,705
                                                   ------------    ------------
                                                     19,649,199      15,630,484
                                                   ------------    ------------

                            STOCKHOLDERS' DEFICIENCY

CAPITAL STOCK (note 12) ........................         30,816           3,537

PAID IN CAPITAL ................................     16,408,578      15,223,558

ACCUMULATED OTHER COMPREHENSIVE LOSS ...........     (1,656,302)     (1,200,607)

ACCUMULATED DEFICIT ............................    (20,979,285)    (16,682,984)
                                                   ------------    ------------
                                                     (6,196,193)     (2,656,496)
                                                   ------------    ------------
                                                   $ 13,453,006    $ 12,973,988
                                                   ============    ============

                            EZCOMM ENTERPRISES, INC.
                Consolidated Statements of Stockholders' Deficit
                  Nine Months Ended September 30, 2005 and 2004
                                   (Unaudited)


                                                            PAID IN       ACCUMULATED
                                                           CAPITAL IN         OTHER                          TOTAL
                              NUMBER OF      CAPITAL        EXCESS OF     COMPREHENSIVE    ACCUMULATED    STOCKHOLDERS'
                               SHARES         STOCK         PAR VALUE         LOSS           DEFICIT        DEFICIT
                            ------------   ------------   ------------    ------------    ------------    ------------
Balance, January 1, 2004
   (note 12) ............     35,368,800   $      3,537   $ 15,223,558    $ (1,167,171)   $(14,293,380)   $   (233,456)

   Foreign exchange on
      translation .......           --             --             --           (33,436)           --           (33,436)

    Net loss ............           --             --             --              --        (2,389,604)     (2,389,604)
                            ------------   ------------   ------------    ------------    ------------    ------------

Balance, September 30,
   2004 .................     35,368,800   $      3,537   $ 15,223,558    $ (1,200,607)   $(16,682,984)   $ (2,656,496)
                            ============   ============   ============    ============    ============    ============


Balance, January 1, 2005
   (note 12) ............     35,368,800   $      3,537   $ 15,223,558    $ (1,676,719)   $(18,028,969)   $ (4,478,593)

  Issuance of common
     shares by
     subsidiary .........           --             --        1,284,181            --              --         1,284,181

  Common shares issued
     on acquisition of
     Eugene Science, Inc.
     (note 12) ..........    272,790,948         27,279        (99,161)           --              --           (71,882)

   Unrealized loss on
     investments ........           --             --             --           (70,926)           --           (70,926)

   Foreign exchange on
     translation ........           --             --             --            91,343            --            91,343

   Net loss .............           --             --             --              --        (2,950,316)     (2,950,316)
                            ------------   ------------   ------------    ------------    ------------    ------------

Balance, September 30,
   2005 .................    308,159,748   $     30,816   $ 16,408,578    $ (1,656,302)   $(20,979,285)   $ (6,196,193)
                            ============   ============   ============    ============    ============    ============

                            EZCOMM ENTERPRISES, INC.
                      Consolidated Statements of Operations
                  Nine Months Ended September 30, 2005 and 2004
                                   (Unaudited)

                                                     2005             2004
                                                -------------    -------------
REVENUE
    Manufacturing ...........................   $     399,201    $   1,849,542
    Merchandise .............................         391,278          496,170
                                                -------------    -------------
                                                      790,479        2,345,712
                                                -------------    -------------
COST OF SALES
    Manufacturing ...........................         308,203        1,759,193
    Merchandise .............................         310,028          512,439
                                                -------------    -------------
                                                      618,231        2,271,632
                                                -------------    -------------
GROSS PROFIT ................................         172,248           74,080
                                                -------------    -------------
EXPENSES
    Salaries, employee benefits, and
        retirement allowance ................         684,239          642,743
    Research and development ................         270,950          291,498
    Professional fees .......................         198,070          111,595
    Travel ..................................         107,895           40,942
    Repairs and maintenance .................          68,024           45,177
    Office and general ......................          64,743           51,502
    Utilities ...............................          39,925           43,319
    Advertising, promotion, and entertainment          17,748          142,527
    Insurance ...............................           7,480           12,969
    Bad debts ...............................           2,474              905
    Rent ....................................           1,588            1,234
    Foreign exchange ........................            --                 34
    Depreciation ............................         310,035          271,274
                                                -------------    -------------
                                                    1,773,171        1,655,719
                                                -------------    -------------
OPERATING LOSS ..............................      (1,600,923)      (1,581,639)
                                                -------------    -------------
OTHER INCOME (EXPENSES)
    Net rental income .......................         103,870          102,433
    Miscellaneous income (loss) .............          16,296          (55,172)
    Interest expense - net ..................      (1,304,518)        (739,142)
    Interest - other (note 16) ..............        (132,343)        (116,084)
    Financing fees ..........................         (32,698)            --
                                                -------------    -------------
                                                   (1,349,393)        (807,965)
                                                -------------    -------------
NET LOSS ....................................   $  (2,950,316)   $  (2,389,604)
                                                =============    =============
BASIC LOSS PER SHARE ........................   $       (0.01)   $       (0.01)
                                                =============    =============
WEIGHTED AVERAGE NUMBER OF SHARES (note 12) .     272,790,948      272,790,948
                                                =============    =============

                            EZCOMM ENTERPRISES, INC.
                      Consolidated Statements of Operations
                 Three Months Ended September 30, 2005 and 2004
                                   (Unaudited)

                                                     2005             2004
                                                -------------    -------------
REVENUE
    Manufacturing ...........................   $     104,410    $     576,608
    Merchandise .............................         169,755          198,533
                                                -------------    -------------
                                                      274,165          775,141
                                                -------------    -------------
COST OF SALES
    Manufacturing ...........................          59,215          606,456
    Merchandise .............................         134,487          174,605
                                                -------------    -------------
                                                      193,702          781,061
                                                -------------    -------------
GROSS PROFIT ................................          80,463           (5,920)
                                                -------------    -------------
EXPENSES
    Salaries, employee benefits, and
        retirement allowance ................         211,044          200,346
    Professional fees .......................          76,848           42,358
    Research and development ................          55,928          109,211
    Office and general ......................          32,960           13,766
    Repairs and maintenance .................          25,558           14,208
    Travel ..................................          21,680           12,279
    Utilities ...............................          14,359           11,166
    Insurance ...............................           3,437            3,244
    Advertising, promotion, and entertainment           1,339            7,800
    Rent ....................................           1,588            1,234
    Bad debts recovered .....................          (5,673)         (19,685)
    Depreciation ............................         114,177           93,413
                                                -------------    -------------
                                                      553,245          489,340
                                                -------------    -------------
OPERATING LOSS ..............................        (472,782)        (495,260)
                                                -------------    -------------
OTHER INCOME (EXPENSES)
    Net rental income .......................          31,365           31,574
    Miscellaneous income (loss) .............              28             (365)
    Interest expense - net ..................        (469,167)        (257,140)
    Financing fees ..........................            (276)            --
                                                -------------    -------------
                                                     (438,050)        (225,391)
                                                -------------    -------------
NET LOSS ....................................   $    (910,832)   $    (721,191)
                                                =============    =============
BASIC LOSS PER SHARE ........................   $        0.00    $        0.00
                                                =============    =============
WEIGHTED AVERAGE NUMBER OF SHARES (note 12) .     272,790,948      272,790,948
                                                =============    =============

                            EZCOMM ENTERPRISES, INC.
                      Consolidated Statements of Cash Flows
                  Nine Months Ended September 30, 2005 and 2004
                                   (Unaudited)

                                                           2005           2004
                                                       -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss .......................................   $(2,950,316)   $(2,389,604)
    Adjustments for:
      Depreciation .................................       488,739        444,512
      Amortization of intangible assets ............        53,500         48,048
    Change in non-cash working capital
      Accounts receivable ..........................       818,252       (167,956)
      Inventory ....................................       (47,018)       243,834
      Accounts payable .............................     1,356,224      1,003,880
      Accrued severance ............................       (35,801)        41,886
      Prepaid and sundry assets ....................        (1,261)       (52,323)
      Rental deposits ..............................          --           55,892
                                                       -----------    -----------
                                                          (317,681)      (771,831)
                                                       -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
      Acquisition of property and equipment ........        (7,364)      (244,256)
      Intangible assets ............................       (33,859)       (55,637)
                                                       -----------    -----------
                                                           (41,223)      (299,893)

CASH FLOWS FROM FINANCING ACTIVITIES
      Advances to a related company ................      (578,666)      (608,355)
      Deposit ......................................      (343,112)     1,559,392
      Loans payable ................................      (224,181)      (423,131)
      Advances from shareholders and officer .......       236,133        (76,248)
      Issuance of common stock .....................     1,282,769           --
                                                       -----------    -----------
                                                           372,943        451,658
                                                       -----------    -----------
FOREIGN EXCHANGE ON CASH AND CASH EQUIVALENTS ......          (911)        19,933
                                                       -----------    -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        13,128       (600,133)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR ......        36,681        697,950
                                                       -----------    -----------
CASH AND CASH EQUIVALENTS - END OF YEAR ............   $    49,809    $    97,817
                                                       ===========    ===========

INTEREST AND INCOME TAXES PAID

During the year, the company had cash flows arising from interest and income taxes paid as follows:

    Interest paid ..................................   $    87,262    $   296,753
                                                       ===========    ===========
    Income taxes paid ..............................   $      --      $      --
                                                       ===========    ===========

                             EZCOMM ENTEPRISES, INC.
                   Notes to Consolidated Financial Statements
                           September 30, 2005 and 2004
                                   (Unaudited)


1.    DESCRIPTION OF BUSINESS AND GOING CONCERN

      a)    Description of Business

            Ezcomm Enterprises, Inc. ("the Company") was formerly an inactive public shell company incorporated under the laws of the State of Delaware, with no significant operations.

            The Korean subsidiary, Eugene Science, Inc., operating in Bucheon, Kyunggi-Do, Korea, was founded on July 1, 1997 under the laws of the Republic of Korea to manufacture and sell bio-technology products.

            In September 2005, the Company entered into a reverse-takeover transaction with Eugene Science, Inc., whereby 89.5% of all the outstanding shares of the Korean subsidiary were exchanged for 272,790,948 shares of the Company. As a result of the transaction, the shareholders of Eugene Science, Inc. will control 88.5% of the Company. While the Company is the legal parent, Eugene Science, Inc., as a result of the reverse-takeover, became the parent company for accounting purposes.

            The Company manufactures CZTM series cholesterol-lowering functional food ingredients, beverages and capsules fortified with CZTM series ingredients, and ordinary corn oil. The merchandise sales include the purchase and resale of vegetable oil products which include the ingredients of CZTM series.

      b)    Going Concern

            The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced recurring losses since 2000 and has negative cash flows from operations that raise substantial doubt as to its ability to continue as a going concern. For the periods ended September 30, 2005 and 2004, the Company experienced net losses of $2,950,316 and $2,389,604 respectively.

            For 2004 and 2005, the Company had no sales from its main product CZTM, which accounted for 16% of its total sales and an estimated gross margin of 28% in 2003.

            The  Company's  ability  to  continue  as a  going  concern  is also
            contingent  upon  its  ability  to  secure   additional   financing,
            initiating sale of its product and attaining profitable operations.

            In May 2005, plant sterols, the main ingredient of CZTM series, was formally approved as a health function food ingredient by the Korean Food & Drug Administration, making it possible for the Company to advertise the cholesterol-lowering function of CZTM and food enriched with CZTM. The Company expects that the favorable change in the regulation will strongly help in selling CZTM to major food companies. The Company has also developed new capsule products that are efficient and convenient in delivering the health function of CZTM. The Company is actively developing sales channels for CZTM and the capsule products.

                            EZCOMM ENTERPRISES, INC.
                   Notes to Consolidated Financial Statements
                           September 30, 2005 and 2004
                                   (Unaudited)


1.    DESCRIPTION OF BUSINESS AND GOING CONCERN (cont'd)

            The Company also plans to strengthen the cooperation with its international partners to restart shipping to overseas markets. The Company expects to sell CZTM to major food companies through its international strategic partners such as Archer Daniels Midland Company. In regards to CZTM capsules, the Company also plans to provide a large volume to the United States market starting in the fourth quarter of 2005 or early 2006 through marketing companies in the United States.

            In addition, management is pursuing various sources of equity financing. Although the Company plans to pursue additional financing, there can be no assurance that the Company will be able to secure financing when needed or obtain such on terms satisfactory to the Company, if at all.

            The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.


2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      The accounting policies of the Company are in accordance with generally accepted accounting principles of the United States of America, and their basis of application is consistent. Outlined below are those policies considered particularly significant:

      a)    Basis of Presentation

            The consolidated financial statements include the accounts of the Company, and its 74% owned subsidiary UcoleBio Corp. Intercompany accounts and transactions have been eliminated on consolidation. These consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the year.

      b)    Unit of Measurement

            The US Dollar has been used as the unit of measurement in these financial statements.

                            EZCOMM ENTERPRISES, INC.
                   Notes to Consolidated Financial Statements
                           September 30, 2005 and 2004
                                   (Unaudited)


2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

      c)    Revenue Recognition

            The Company generates revenues from sales of manufactured goods and merchandise, as well as rental of the company's buildings.

            Revenues from products sales are recognized in accordance with Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB No. 101") when delivery has occurred provided there is persuasive evidence of an agreement, the fee is fixed or determinable and collection of the related receivable is probable.

            The Company retains substantially all of the benefits and risks of ownership of its income properties and therefore accounts for leases with its tenants as operating leases.

      d)    Government Grants

            Government   grants  are  recognized  as  income  over  the  periods
            necessary to match them with the related costs that they are intended to compensate.

      e)    Currency Translation

            The Company's functional currency is Korean won. Adjustments to translate those statements into U.S. dollars at the balance sheet date are recorded in other comprehensive income.

            Foreign currency transactions of the Korean operation have been translated to Korean Won at the rate prevailing at the time of the transaction. Realized foreign exchange gains and losses have been charged to income in the year.

      f)    Cash and Equivalents

            Highly liquid investments with maturities of three months or less when purchased are considered cash equivalents and recorded at cost, which approximates fair value.

      g)    Properties and Equipment

            Properties and equipment are stated at cost. Major renewals and betterments are capitalized and expenditures for repairs and maintenance are charges to expense as incurred. Depreciation is computed using the straight-line method over the following periods:

                   Building                              20-40 years
                   Machinery                                10 years
                   Vehicles                                  5 years
                   Furniture and equipment                 3-5 years

                            EZCOMM ENTERPRISES, INC.
                   Notes to Consolidated Financial Statements
                           September 30, 2005 and 2004
                                   (Unaudited)


2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

      h)    Intangible Assets

            Intangible assets such as cost of obtaining industrial rights and patents are stated at cost, net of depreciation computed using the straight-line method over 5 to 10 years.

      i)    Inventories

            Inventories are stated at the lower of cost or net realizable value. Net realizable value is determined by deducting selling expenses from selling price.

            The cost of inventories is determined on the first-in first-out method, except for materials-in-transit for which the specific identification method is used.

      j)    Investments

            Investments in available-for-sale securities are being recorded in accordance with FAS-115 "Accounting for Certain Investments in Debt and Equity Securities". Equity securities that are not held principally for the purpose of selling in the near term are reported at fair market value with unrealized holding gains and losses excluded from earnings and reported as a separate component of stockholders' equity.

      k)    Use of Estimates

            Preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and related notes to financial statements. These estimates are based on management's best knowledge of current events and actions the Company may undertake in the future. Actual results may ultimately differ from estimates, although management does not believe such changes will materially affect the financial statements in any individual year.

      l)    Financial Instruments

            Fair values of cash equivalents, short-term and long-term investments and short-term debt approximate cost. The estimated fair values of other financial instruments, including debt, equity and risk management instruments, have been determined using market information and valuation methodologies, primarily discounted cash flow analysis. These estimates require considerable judgment in interpreting market data, and changes in assumptions or estimation methods could significantly affect the fair value estimates.

                            EZCOMM ENTERPRISES, INC.
                   Notes to Consolidated Financial Statements
                           September 30, 2005 and 2004
                                   (Unaudited)


2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

      m)    Recent Accounting Pronouncements

            In November 2004, the FASB issued SFAS No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4" (Statement 151). This statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). As currently worded in ARB 43, Chapter 4, the term "so abnormal" was not defined and its application could lead to unnecessary noncomparability of financial reporting. This Statement eliminates that term and requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The adoption of Statement 151 will not have a material impact on the Company's consolidated financial statements.

            In December 2004, the FASB issued SFAS No. 153, "Exchanges of Non-monetary Assets - an amendment of APB Opinion No. 29" (Statement
            153). This Statement amends Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of FAS 153 will not have a material impact on the Company's consolidated financial statements.

            In December 2004, the FASB issued a revision to SFAS No. 123, "Share-Based Payment" (Statement 123R). This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which the employee is required to provide service in exchange for the award requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Employee share purchase plans will not result in recognition of compensation cost if certain conditions are met; those conditions are much the same as the related conditions in Statement 123. This Statement is effective for public entities that do not file as a small business issuers as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. This Statement applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. The cumulative effect of initially applying this Statement, if any, is recognized as of the required effective date and is not expected to have a material impact on the Company's consolidated financial statements.

                            EZCOMM ENTERPRISES, INC.
                   Notes to Consolidated Financial Statements
                           September 30, 2005 and 2004
                                   (Unaudited)


3.    CASH AND CASH EQUIVALENTS

      The Company had provided a $9,590 (2004 - $44,423) bond as security for payment on future purchases from a vendor.


4.    INVENTORY

      Inventory includes $23,559 (2004 - $50,980) of finished goods, $37,024 (2004 - $29,823) of raw materials, and $257 (2004 - $14,400) of merchandise.


5. ADVANCES TO A RELATED COMPANY

      Advances to a company which has the same major shareholder and chief executive officer bear interest at 9% per annum and are due on demand. The company is in financial difficulty and thus, collectability of the advances is uncertain.


6.    PROPERTIES AND EQUIPMENT

      Properties and equipment are comprised as follows:

                                             2005                        2004
                                         ACCUMULATED                 Accumulated
                               COST     DEPRECIATION       Cost     Depreciation
                           -----------   -----------   -----------   -----------
Land ...................   $ 4,328,306   $      --     $ 3,922,104   $      --
Buildings ..............     3,314,886       752,425     3,003,791       548,820
Equipment ..............     3,955,597     1,741,057     3,596,611     1,248,833
Furniture and fixtures .       932,698       890,289       897,354       763,260
                           -----------   -----------   -----------   -----------

                           $12,531,487   $ 3,383,771   $11,419,860   $ 2,560,913
                           ===========   ===========   ===========   ===========

Net carrying amount ....                 $ 9,147,716                 $ 8,858,947
                                         ===========                 ===========

                            EZCOMM ENTERPRISES, INC.
                   Notes to Consolidated Financial Statements
                           September 30, 2005 and 2004
                                   (Unaudited)


6.    PROPERTIES AND EQUIPMENT (cont'd)

      The land and buildings have been pledged as security for a bank loan as described in note 9, the same bank's guarantee of a note payable as described in note 9, and a rental deposit as described in note 8. During the 2004 year, the Company defaulted on its payments of the loans and the bank with the first charge on the Company's properties attempted to auction off the Company's properties through court action. Also, various creditors of the Company have put a provisional seizure on the properties to protect their loans. The appraised value of the properties was $9,952,000. However, in July 2005, the bank cancelled the auction of the properties on the Company's payment of auction administrative cost of $173,000. The loan remains in default.


7.    INVESTMENTS

                                                            2005          2004
                                                          --------      --------
Private company ..............................    7.5%    $509,117      $601,718
Company with same major shareholder and CEO ..   4.58%           1             1
Other marketable securities ..................                 364        14,995
                                                          --------      --------

                                                          $509,482      $616,714
                                                          ========      ========


      Included in investments are certain shares of a private company with carrying value of $269,832 (2004 - $318,911) that are pledged as security for a trade payable in the amount of $297,725 (2004 - $315,514).


8.    RENTAL DEPOSITS

      A rental deposit of $57,540 (2004 - $52,140) is secured by a charge on the land and buildings as described in note 6. The charge is subordinate to the prior claim held by the bank as described in note 9.

                            EZCOMM ENTERPRISES, INC.
                   Notes to Consolidated Financial Statements
                           September 30, 2005 and 2004
                                   (Unaudited)


9.    LOANS PAYABLE

                                                            2005           2004
                               CURRENT      LONG-TERM       TOTAL          Total
                             -----------   -----------   -----------   -----------
Bank loans ...............   $ 5,703,812   $      --     $ 5,703,812   $ 5,561,932
Bank loan #2 .............     1,913,972          --       1,913,972          --
Note payable #1 ..........     2,281,086          --       2,281,086          --
Notes payable (#2, 3, & 4)       179,997          --         179,997     1,010,032
Government loans (#1 & 2)         60,759       310,961       371,720       356,472
Loan payable - customer ..        14,385          --          14,385        56,485
                             -----------   -----------   -----------   -----------

                             $10,154,011   $   310,961   $10,464,972   $ 6,984,921
                             ===========   ===========   ===========   ===========

      Bank Loans

      The bank loans bear interest at 4.5% to 18% and are due on demand. A bank loan of $3,688,207 (2004 - $3,686,628) is secured by a first charge on the land and buildings as described in note 6. The Company is currently in default of these loans and, as such, the bank attempted to auction off the Company's properties through court action. However, in July 2005, the auction of the properties was cancelled by the bank as described in note 6.

      In addition to the security mentioned above, a loan in the amount of $1,289,815 (2004 - $1,168,769) is guaranteed by Korea Technology Credit Guarantee Fund, a government operated fund. Additionally, another bank loan of $273,822 is guaranteed by the chief executive officer as at September 30, 2005.

      Bank Loan #2

      The bank loan bears interest at 4.6% per annum, is unsecured, and due on maturity on December 22, 2005.

      Note Payable #1

      The note payable from Korea Technology Credit Guarantee Fund, a government operated fund, bears interest at 21% per annum, is guaranteed by the chief executive officer, and is due on demand.

      Notes Payable #2, 3, & 4

      The notes payable bear interest at 0% to 9% and are due on demand. As at September 30, 2004, a note payable of $850,751 was guaranteed by the bank with the first charge on the Company's land and buildings as described in note 6. The loan was repaid by the same bank in the fourth quarter of 2004.

                            EZCOMM ENTERPRISES, INC.
                   Notes to Consolidated Financial Statements
                           September 30, 2005 and 2004
                                   (Unaudited)


9.    LOANS PAYABLE (cont'd)

      Government Loan #1

      The loan is non-interest bearing, unsecured, repayable in three annual payments of $20,253 and matures February 2006. The Company is in arrears on the 2004 and 2005 annual payments. Total amount outstanding at September 30, 2005 was $60,759.

      Government Loan #2

      The loan is non-interest bearing, unsecured, and is repayable when the projects related to the loan have been completed.

      Loan Payable - customer

      The loan payable from a customer is non-interest bearing and due on demand.


10.   ADVANCES FROM SHAREHOLDERS AND OFFICER

                                                       2005         2004
                                                     --------     --------
      Advances from shareholders ...............     $ 70,470     $   --
      Advances from Chief executive officer ....      237,065        8,105
                                                     --------     --------
                                                     $307,535     $  8,105
                                                     ========     ========

      The advances from shareholders are non-interest bearing and is repayable on demand.

      The advances from the chief executive officer, who is also a shareholder, bears interest at 9% per annum and is repayable on demand.

                            EZCOMM ENTERPRISES, INC.
                   Notes to Consolidated Financial Statements
                           September 30, 2005 and 2004
                                   (Unaudited)


11.   CONVERTIBLE DEBENTURES

      Pursuant to SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" the Company accounts for the convertible debentures as a liability at face value and no formal accounting recognition is assigned to the value inherent in the conversion feature.

      As at September 30, 2004, the Company had a convertible debenture with a face value of $1,737,705, a guarantee yield of 8.64% per annum on maturity, and an annual coupon rate of 3% payable quarterly. The debenture was convertible, to a maximum of 1,538,460 shares of common stock at any time prior to three business days before the maturity date of October 9, 2004. During 2004, the Company defaulted on the repayment of convertible bond and its guarantor, KOTEC (Korea Technology Credit Guarantee Fund) repaid the balance on behalf of the Company. The debt to KOTEC is reflected in the books and records of the Company as note payable #1 as described in note 9.


12.   CAPITAL STOCK

      Authorized:
        480,000,000 common shares, par value $0.0001 (2004 - $0.0001)
         20,000,000 preferred shares, par value $0.0001 (2004 - $0.0001)



                                                              2005         2004
      Issued:
         308,159,748 (2004 - 35,368,800) common shares     $ 30,816     $  3,537
                                                           ========     ========

      On September 30, 2005, in accordance with a Share Exchange Agreement dated September 1, 2005, the Company entered into a reverse-takeover transaction with Eugene Science, Inc., whereby 89.5% of all the outstanding shares of the Korean subsidiary were exchanged for 272,790,948 shares of the Company. As a result of the transaction, the shareholders of Eugene Science, Inc. control 88.5% of the Company. While the Company is the legal parent, Eugene Science, Inc., as a result of the reverse-takeover, became the parent company for accounting purposes.

      The financial statements have been retroactively adjusted to reflect the reverse-takeover transaction.

                            EZCOMM ENTERPRISES, INC.
                   Notes to Consolidated Financial Statements
                           September 30, 2005 and 2004
                                   (Unaudited)


13.   INCOME TAXES

      The Company accounts for income taxes pursuant to SFAS No. 109, "Accounting for Income Taxes". This Standard prescribes the use of the liability method whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates. The effects of future changes in tax laws or rates are not anticipated. Corporate income tax rates applicable to the Company in 2005 and 2004 are 16.5 percent of the first 100 million Korean Won ($84,000) of taxable income and 29.7 percent on the excess.

      Under SFAS No. 109 income taxes are recognized for the following: a) amount of tax payable for the current year, and b) deferred tax liabilities and assets for future tax consequences of events that have been recognized differently in the financial statements than for tax purposes. The Company has deferred income tax assets arising from research and development expenses. For accounting purposes, these amounts are expenses when incurred. Under Korean tax laws, these amounts are deferred and amortized on a straight-line basis over 5 years.

      The Company has deferred income tax assets as follows:

                                                         2005           2004
                                                     -----------    -----------
Deferred income tax assets
       Research and development expenses
       amortized over 5 years for tax purposes ...   $   313,080    $   345,399
  Other timing differences .......................        64,895        352,912
  Net operating loss carryforwards ...............     2,947,404      2,000,094
  Valuation allowance for deferred income
     tax assets ..................................    (3,325,379)    (2,698,405)
                                                     -----------    -----------
                                                     $     --       $     --
                                                     ===========    ===========

      The Company provided a valuation allowance equal to the deferred income tax assets because it is not presently more likely than not that they will be realized.

                            EZCOMM ENTERPRISES, INC.
                   Notes to Consolidated Financial Statements
                           September 30, 2005 and 2004
                                   (Unaudited)


14.   MAJOR CUSTOMERS

      In 2004, the Company had three major customers which primarily accounted for 78% of the total revenue. In 2005, sales to two of the same major customers accounted for 72% of the total revenue.


15.   RELATED PARTY TRANSACTIONS

                              FINISHED    NET RENTAL                 ACCOUNTS     ACCOUNTS
                            GOODS SALES     INCOME     PURCHASES    RECEIVABLE     PAYABLE
                             ----------   ----------   ----------   ----------   ----------
Controlled by same chief
   executive officer
     - 2004 ..............   $  953,950   $   60,223   $  276,904   $2,316,227   $  239,818
     - 2005 ..............   $  108,147   $   67,244   $  310,985   $1,841,484   $  410,573

Controlled by relatives of
   chief executive officer
     - 2004 ..............   $  103,636   $    1,161   $   57,363   $    1,434   $   63,247
     - 2005 ..............   $   31,316   $    1,323   $   59,670   $    3,481   $  104,703

      The Company with the same chief executive officer has negative working capital and loss of approximately $900,000 in the nine months ended September 30, 2005 and thus, collectability of accounts receivable is uncertain.

      These transactions were in the normal course of business and recorded at an exchange value established and agreed upon by the above mentioned parties, which approximates fair market value.


16.   COMMITMENTS

      In January 2004, the Company entered into a commitment to sell its land and building. The transfer of title is to occur on January 31, 2009. The Company has received an advance payment of $1,403,497. Until legal transfer of the title in 2009, the Company is to pay $4,400 monthly in cash. On any initial public offering, the Company is to also provide shares based on initial public offering price and the number of months since the agreement at $8,800 per month. After the initial public offering, the Company is to pay $13,200 in cash monthly.

      Before entering into the agreement, management had made the purchaser of the properties aware the properties were pledged as security against the Company's loans as described in note 6. At the time of agreement, management and the purchaser determined that in the case of an auction of the properties by the creditors such as the one described in note 6, the remaining proceeds would allow the Company to return the advance payment.

      In January 2005, a government loan repayable of approximately $44,000 was forgiven. However, the Company is not allowed to participate in any new government projects for one year.

                            EZCOMM ENTERPRISES, INC.
                   Notes to Consolidated Financial Statements
                           September 30, 2005 and 2004
                                   (Unaudited)


17.   SUBSEQUENT EVENTS

      a) The Company is in default of its bank loans as disclosed in note 9 and $2,015,605 (2004 - $1,875,302) of these loans have been transferred to collection agency as at September 30, 2005. The Company plans to pay off the loans in partial payments.

      b) On October 14, 2005, the Company issued 3.5 million shares of its common stock at par value to an individual in consideration of consulting services provided to the Company.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS

         Statements made in this Form 10-QSB that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend that such forward-looking statements be subject to the safe harbors for such statements. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. These forward-looking statements include the plans and objectives of management for future growth of our business, including plans and objectives related to the consummation of acquisitions and future private and public issuances of our equity and debt securities. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Form 10-QSB will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

         The words "we," "us," "our," the "Company" refer to Ezcomm Enterprises, Inc. The words or phrases "may," "will," "expect," "believe," "anticipate," "estimate," "approximate," or "continue," "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions, or the negative thereof, are intended to identify "forward-looking statements." Actual results could differ materially from those projected in the forward looking statements as a result of a number of risks and uncertainties, including but not limited to: (a) limited amount of resources devoted to achieving our business plan; (b) our failure to implement our business plan within the time period we originally planned to accomplish; and (c) other risks that are discussed in this Form 10-QSB or included in our previous filings with the Securities and Exchange Commission.

BUSINESS OVERVIEW AND RECENT DEVELOPMENTS

         We are a global biotechnology company that develops, manufactures and markets nutraceuticals, or functional foods that offer health-promoting advantages beyond that of nutrition. Our primary products are our plant sterol products, including CZ(TM) Series of food additives, and our CholZero(TM) branded beverageS AND capsules.

       Our primary products are a series of cholesterol-lowering food additives, consisting of specially formulated plant sterols that are soluble in both oil and water. The key technology to produce such plant sterols is a patented nanotechnology which allows plant sterols to be added to a wide range of oil and water-based foods. Our nano-sized plant sterols used as food additives are branded as "CZTM Series" additives and our food and consumable products containing CZTM Series additives are being marketed under the brand name of CholZeroTM. Our initial CholZeroTM products include CholZeroTM capsules containing our CZ-STM Series additive, and a CholZeroTM beverage.

         During the fiscal year ending December 31, 2004, we did not aggressively market our nutraceuticals and functional food products, pending regulatory approval of certain health claims associated with our products from the government agencies in the Republic of Korea (or South Korea) and the United States of America. In June 2005, we received this regulatory approval from South Korea.

         In May 2005, the Amendment Functional Health Food Law of 2005 was adopted. The amendment allows us to market our CholZeroTM branded products as a functional health food and to include claims of health benefits with respect to the product's plant sterol ingredients. We anticipate that sales of our CholZeroTM branded products will increase in the remainder fiscal year 2005 and in fiscal year 2006 due to both the amendment of the Korean

Functional Health Food Law and our engagement of Nutra Nano Tech, as our exclusive distributor of CholZeroTM capsules throughout the United States. Nutra Nano Tech will primarily distribute our CholZeroTM capsules through television infomercials. We anticipate that sales of CholZeroTM capsules in the United States will begin in February 2006.

         We also generate revenue from the sale of supplemental products, including raw cooking oil (oils used in the manufacturing of cooking oil). We own an approximately 73% equity interest in UcoleBio Corp., a company originally formed to provide sales and distribution services for our products in South Korea.

     CORPORATE HISTORY AND EXCHANGE TRANSACTION

         We were incorporated on August 26, 1998 under the name Orcas Ltd., under the laws of the State of Delaware. As Orcas Ltd., we were in the business of building and promoting arcade video games and vending machines. We underwent a reverse merger and abandoned this enterprise to develop a loyalty reward program based in Taipei, Taiwan, and changed our name to Ezcomm Inc. to reflect this change in business. We were unable to raise enough capital to finance the research and development of our proposed consumer incentive and loyalty program in Asia and all efforts to develop the business were abandoned in January 2001. We remained inactive until July 2004, when we changed our name to Ezcomm Enterprises, Inc. and began to consider and investigate potential business opportunities, including an acquisition by merger.

         On September 30, 2005, pursuant to an Exchange Agreement dated September 1, 2005 by and among our Company, Eugene Science, Inc. ("Eugene Science") and certain stockholders of Eugene Science, we acquired approximately 89.5% of the issued and outstanding shares of Eugene Science in exchange for the issuance of an aggregate of 272,790,948 shares of our Common Stock to the former Eugene Science stockholders. In addition, and pursuant to the Exchange Agreement, we exchanged an equal amount of cash with the Eugene Science Stockholders (an aggregate of $103,514.48) and we assumed all of Eugene Science's outstanding options. As a result of the Exchange Transaction, Eugene Science is now our subsidiary, and the former Eugene Science stockholders held approximately 89% of our voting stock on a fully-diluted basis immediately following completion of the exchange transaction. Prior to the exchange transaction we were a "shell company" as defined in Rule 12b-2 under the Securities Exchange Act of 1934. In conjunction with the exchange transaction we also issued a warrant to purchase 7,073,760 shares of our common stock to WestPark Capital, Inc., at $0.17 per share as partial compensation for their financial advisory services with respect to the exchange transaction.

         The exchange transaction was accounted for as a reverse merger (recapitalization) with Eugene Science deemed to be the accounting acquirer, and us as the legal acquirer. Accordingly, the historical financial information presented in the consolidated financial statements included in this report are that of Eugene Science as adjusted to give effect to any difference in the par value of ours and Eugene Science's stock with an offset to capital in excess of par value. The basis of the assets, liabilities and retained earnings of Eugene Science, the accounting acquirer, have been carried over in the recapitalization.

     GOING CONCERN

         Our independent auditor has expressed substantial doubt as to our ability to continue as a going concern, in its report for the year ended December 31, 2004, based on significant operating losses that we incurred and the fact that we do not have adequate working capital to finance our day-to-day operations. Our continued existence depends upon the success of management's efforts to raise additional capital necessary to meet the Company's obligations as they come due and to obtain sufficient capital to execute its business plan. The Company intends to obtain capital primarily through issuances of debt or equity. There can be no degree of assurance that the Company will be successful in completing additional financing transactions. If we cannot obtain adequate funding or achieve revenues from the sale of our products, we could be required to significantly curtail or even shutdown our operations.

RESULTS OF OPERATIONS

         Because Eugene Science's owners as a group retained or received the larger portion of the voting rights in the Company after the exchange transaction and Eugene Science's senior management represents a majority of the senior management of the combined entity, Eugene Science was considered the acquirer for accounting purposes. Therefore, the information set forth below has been derived from Eugene Science's financial statements accompanying this Report. This information should be read in conjunction with such financial statements and the notes thereto.

     COMPARISON OF THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND SEPTEMBER 30, 2004

         REVENUES

                               THREE MONTHS ENDED           NINE MONTHS ENDED
                                  SEPTEMBER 30,               SEPTEMBER 30,
                            ------------------------    ------------------------
                               2004          2005          2004          2005
                            ----------    ----------    ----------    ----------

Manufacturing ..........    $  576,608    $  104,410    $1,849,542    $  399,201
Merchandise ............       198,533       169,755       496,170       391,278
                            ----------    ----------    ----------    ----------
   Total revenues ......    $  775,141    $  274,165    $2,345,712    $  790,479
                            ==========    ==========    ==========    ==========


         Our sales of raw cooking oil, CZTM Series additives, animal feed, and CholZeroTM branded products, including beverages and capsules, are accounted for as manufacturing revenues. Our sales of CholZeroTM cooking oil (our branded version of DG Oil), deodorants other non-functional food products are accounted for as merchandise revenues.

         Revenues decreased $1.6 million, or 66%, for the nine months ended September 30, 2005, as compared to the same period in 2004. Revenues decreased $0.5 million, or 65%, for the three months ended September 30, 2005, as compared to the third quarter of 2004. The decrease in revenues in the current year periods is primarily attributable to the assignment of our raw cooking oil supply contract to our affiliate, OnBio Corporation, in March 2005. During the nine months ended September 30, 2004, approximately 42% of our revenues were derived from the sale of raw cooking oil to OnBio Corporation. In March 2005 we assigned our raw cooking oil supply contract to OnBio Corporation as part of our plan to eliminate businesses unrelated to our primary nutraceutical business. Since this assignment, our revenues have been derived entirely from our remaining supplemental products.

         We anticipate that sales of our products during the fourth quarter of 2005 and in 2006 will increase as a result of our ability to make health claims with respect to our CZTM Series additives and CholZeroTM products in Korea after enactment of the Amendment of Health Functional Food Standards, and upon the anticipated approval of our "Generally Recognized as Safe" application with the U.S. FDA for our CZTM-S additive in the United States. We have engaged ADM as our exclusive distributor of CZTM Series additives in North America and Europe and have authorized ADM to manage our U.S. FDA approval process in the United States.

     OPERATING EXPENSES

         COST OF SALES

                               THREE MONTHS ENDED           NINE MONTHS ENDED
                                  SEPTEMBER 30,               SEPTEMBER 30,
                            ------------------------    ------------------------
                               2004          2005          2004          2005
                            ----------    ----------    ----------    ----------
Cost of Sales
     Manufacturing .....    $  606,456    $   59,215    $1,759,193    $  308,203
     Merchandise .......    $  174,605    $  134,487       512,439       310,028


         Gross profit for the nine months ended September 30, 2005 increased $98,168, or 133%, to $172,248, as compared to $74,080 for the prior year period. Gross profit for the quarter ended September 30, 2005 was $80,463, compared to a gross loss of $5,920 in the third quarter of 2004. Gross margin increased to 21.8% for the first nine months of fiscal 2005, compared to 3.2% for the first nine months of fiscal 2004. The increase in gross margin for the current year was due primarily to partial return of products from our Japanese distributor due to the expiration of the additive's stated shelf life, which was reflected as a cost of sales in the prior year period. No such charge was recorded in the current year period.

         EXPENSES

         General expenses primarily include salary, employee benefits and retirement allowance; professional fees; research and development; office and general; travel; repairs and maintenance; utilities; advertising, promotion and entertainment; insurance; bad debts; rent; foreign exchange; and depreciation. These expenses increased $117,452, or 7.1%, for the nine months ended September 30, 2005 as compared to the prior year. For third quarter of 2005, these expenses increased $63,905, or 13.1% as compared to the third quarter of 2004. The increase in expenses for the first nine months of fiscal year 2005 are primarily due to increased professional fees and travel during the current year in connection with the exchange transaction described above, offset by a reduction in advertising, promotion and marketing expenses.

         OTHER INCOME (EXPENSE)

                                      THREE MONTHS ENDED            NINE MONTHS ENDED
                                        SEPTEMBER 30,                 SEPTEMBER 30,
                                  --------------------------    --------------------------
                                      2004          2005            2004          2005
                                  -----------    -----------    -----------    -----------
Net rental income .............   $    31,574    $    31,365    $   102,433    $   103,870
Miscellaneous income (loss) ...          (365)            28        (55,172)        16,296
Interest expense -net .........      (257,140)      (469,167)      (739,142)    (1,304,518)
Interest - Other ..............          --             --         (116,084)      (132,343)
Financing fees ................          --             (276)          --          (32,698)
                                  -----------    -----------    -----------    -----------
   Total other income (expense)   $  (225,931)   $  (438,050)   $  (807,965)   $(1,349,393)


         Other expenses increased $531,428, or 67.0%, for the nine months ended September 30, 2005 as compared to the same period of 2004. The increase is primarily the result of increased interest due on loans in default. All of our bank loans, except for our loan from the National Agricultural Cooperative Federation, were in default as of December 31, 2004 and remained in default as of September 30, 2005. The interest rate on such loans ranges from 4.5% to 18%. We are currently in negotiations with these lenders to settle our outstanding debts.

         NET LOSS

         Net loss increased approximately $0.6 million for the first nine months of 2005, or 23.5%, to $3.0 million, as compared to $2.4 million for the first nine months of 2004. Net loss per share for the three and nine months ended September 30, 2005 was $0.00 and $0.01, respectively. The increase in net loss is primarily due the reduced revenues in the current year period, for the reasons described above, and increased professional, travel and interest expenses, offset by the reduction of cost of sales.

LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 2005, we had cash and cash equivalents of $49,809. As of September 30, 2005, we had negative working capital of $13,918,735. We expect a significant use of cash during the balance of fiscal year 2005 as we expand our marketing and distribution operations.

         If additional funds are raised through the issuance of equity securities, the current stockholders may experience dilution. Furthermore, there can be no assurance that additional financings will be available when needed or that if available, such financings will include terms favorable to our stockholders. If such financings are not available when required or are not available on acceptable terms, we may be unable to take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition and results of operations.

     CASH FLOWS

         We currently satisfy our working capital requirements primarily through cash flows generated from operations, bank loans and sales of equity and debt securities. For the nine months ended September 30, 2005, we had a net increase in cash and cash equivalents of approximately $13,128. Cash flows from operating, financing and investing activities for the nine months ended September 30, 2004 and 2005 are summarized in the following table:

                                                           NINE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                       ------------------------
ACTIVITY                                                  2004           2005
                                                       ---------      ---------
Operating activities .............................     $(771,831)     $(317,681)
Investing activities .............................      (299,893)       (41,223)
Financing activities .............................       451,658        372,943
Foreign exchange on cash & cash equivalents ......        19,933           (911)
                                                       ---------      ---------
   Net increase (decrease) in cash ...............     $(600,133)     $  13,128


         Net cash used in operating activities of $317,681 during the nine months ended September 30, 2005 was primarily result of the net loss of approximately $3.0 million, increases in accounts receivable of approximately $845,388 and increases in accounts payable of approximately $1.2 million. The increase in accounts receivable is primarily due to extension of payment terms for our largest customer. Net cash used in operating activities during the first nine months of 2005 decreased $454,150 when compared to the same period in 2004. This is due to the decrease in production and marketing efforts, and the fact that we received a one-time advance payment of $1,768,344 upon the execution of an agreement in 2005 in conjunction with the sale of its real property in Korea to Wando Seafood Distribution Co. Ltd.

         The $41,223 of net cash used in investing activities during the nine months ended September 30, 2005 was due primarily to the decrease in intangible assets and acquisition of property and equipment.

         The $372,943 of net cash provided by financing activities during the nine months ended September 30, 2005 is primarily the result of approximately $1.3 million raised from the sale of common stock and $236,133 in advances from a shareholder and officer, offset by advances of $578,666 to a related company and repayment of loans.

     BANK LOANS

         Since 1999 we have borrowed the principal amount of $3,688,207 from Industrial Bank of Korea. These loans bear interest at 4.5% to 18% and are due on demand. A portion of these loans was secured by our real property. Loans in the aggregate principal amount of $1,289,815 are guaranteed by the Korea Technology Credit Guarantee Fund, a government-operated fund. At September 30, 2005, the principal balance and accrued interest on these loans was approximately $4,616,669. At December 2004, we were in default under these loans and, as such, at December 31, 2004, the bank requested that our real property be auctioned to repay the loan. Industrial Bank of Korea has since agreed to cancel the auction upon the payment by us of administrative costs of $173,000. As of September 30, 2005, we remained in default under these loans. We are currently in negotiations with Industrial Bank of Korea to settle our outstanding debts.

         In December, 2004 we obtained a short-term loan from the National Agricultural Cooperative Federation ("NACF") in the principal amount of $1,946,104. This loan has an interest rate of 4.6% and is due on December 22, 2005. This loan is guaranteed by Korea Technology Credit Guarantee Fund ("KOTEC"). At September 30, 2005, the principal balance and accrued interest on this loan was $1,913,972.

         In September 2002, we obtained a short-term loan from ChoHeung Bank in the principal amount of $273,822. This loan has an interest rate of 9.5%, was due on August 1, 2004, and was personally guaranteed by our Chief Executive Officer. At September 30, 2005, we were in default under this loan and the principal balance and accrued interest due was approximately $341,409. We are currently in negotiations with ChoHueng Bank to settle our outstanding debts.

         In July 2001 and December 2002, we entered into loan arrangements with Kookmin Bank. Each loan was for $1,000,000, was unsecured, and had interest rates of 6.22% and 11.22%, respectively. Both loans were due on November 15, 2004. At September 30, 2005 we were in default under both loans and the principal and accrued interest due was approximately $2,175,322. We are currently in negotiations with Kookmin Bank to settle our outstanding debts.

         We are in default of certain bank loans described above, and approximately $2.0 million of our obligations under these loans have been transferred to collection agency as at September 30, 2005. We plan to pay off the loans in partial payments.

     NOTES PAYABLE

         On October 9, 2004, we issued to KOTEC a note in connection with its payout as guarantor of our Convertible Debenture described below. The Note bears interest at 21% per annum, is guaranteed by our Chief Executive Officer, and is due on demand. To date, no demands for payment have been made. At September 30, 2005, the balance of the note was approximately $2,281,086. Interest payments on the note are classified in our financial statements as accounts payable.

         In April, 2002 we issued to Korean Institute of Industrial Technology Evaluation and Planning a non-interest bearing note in the amount of $44,463. The note was due on demand. The note was paid in full on January 2005.

         In February 2004 we issued a note bearing 9% interest to Luxware Co., Ltd. in the principle amount of $68,257. The note was paid in full in March 2005.

         In October, we issued a note bearing 9% interest to Jae Ho Lee, the President of UcoleBio Corp., our 73% owned subsidiary. The note was due on demand and the remaining balance of this loan was $46,983 at September 30, 2005.

         In February, 2002, we issued a note of $100,000 bearing 8% interest to Kyungioils.co, Ltd. The note was due on demand, and the remaining balance of this loan was $17,933 at September 30, 2005.

         In January, 2002, we issued a note in the principal amount of $846,835 to KTB Network. The note bore interest at 10.2% percent, was due in full in December 2004 and was guaranteed by the Industrial Bank of Korea. We defaulted on periodic payments due under the note in June 2004 and the guarantor, Industrial Bank of Korea agreed to assume the note and make payments thereunder.

     CONVERTIBLE DEBENTURES

         On October 9, 2001, we issued to KOTEC a convertible debenture in the principal amount of $1,950,200. At December 31, 2003, the Convertible Debenture had a face value of $1,666,791, a guarantee yield of 8.64% per annum on maturity, and an annual coupon rate of 3% payable quarterly. The debenture was convertible into a maximum of 1,538,460 shares of common stock at any time prior to three business days before the maturity date of October 9, 2004. During 2004, we defaulted on the repayment of the Convertible Debenture and its guarantor, KOTEC repaid the balance on our behalf.

     GOVERNMENT LOANS

         On March 2, 2003, we received a non-interest bearing, unsecured government loan from in the principal amount of $61,779. The loan must be repaid in three annual installments of $20,593, beginning February 26, 2004 and matures in its entirety in February 2006. We are in arrears on the 2004 and 2005 payments. At September 30, 2005, the total amount outstanding was $60,759 under this loan arrangement.

         We received a $316,181 government loan in connection with a certain research and development projects over the period from 1999 to 2002. The project was not successful, and we are therefore obligated to refund to the government the principal amount of the loan.

         In 2001 we received a $225,984 loan and $12,676 loan, and in 2003 we received a $77,520 loan, from the Ministry of Commerce, Industry and Energy in connection with a research and development project related to the development of a protein chip. At September 30, 2005, the loans remained outstanding and were not due, pending conclusion of the funded research.

     OTHER LOANS

         We received a loan in the principal amount of $63,382 from our customer, Sim chon, Co., Ltd, in December, 2004. The loan is non-interest bearing and due on demand. The principal of $48,997 was repaid during the first nine months of 2005. As of September 30, 2005, the balance of the loan was $14,385.

OFF-BALANCE SHEET ARRANGEMENTS

         At September 30, 2005, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, variable interest or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

RELATED PARTY TRANSACTIONS

         Other than as described below, there are no proposed transactions or series of related transactions, nor were there any transactions or series of related transactions during Fiscal 2003 and 2004, to which the we or Eugene
Science was a party, in which the amount involved exceeded or will exceed $60,000 and in which any director, executive officer, holder of more than 5% of our common stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest:

         In March, 2005 we assigned our raw cooking oil supply contract to OnBio Corporation. Our Chief Executive Officer and significant stockholder, Dr. S.K. Noh, is also the Chief Executive Officer and a significant stockholder of OnBio Corporation. OnBio Corporation is one of our suppliers (for DG Oil) and was our largest customer in fiscal year 2004. At September 30, 2005, we had an account receivable from OnBio Corporation in the amount of $1,841,484, resulting primarily from the purchase of our raw cooking oil.

         During the last two fiscal years we and Onbio Corporation have periodically provided cash advances to each other. All advances accrue interest at a rate of 9% per annum and are due on demand. As of September 30, 2005, the current net principal and interest owed to us by OnBio Corporation for advances made is $1,476,055. OnBio Corporation is currently in financial difficulty, however we believe that the advance will be repaid.

         Tony Kim, a member of our board of directors, is the Chief Executive Officer of Nutra Nanotech, an entity that we have engaged to market and distribute its CholZeroTM capsules in the United States.

         On March 1, 2005, Eugene Science, Inc. issued 2,500,000 shares in a private placement transaction to Telos, LLC at a price of approximately $0.40 per share. These shares were exchanged for 23,063,381 shares of our common stock pursuant to the exchange transaction described above. Tony Kim, a member of our board of directors, is also a director and executive officer and has an ownership interest in Telos, LLC.

         During fiscal year 2004 and the nine months ending September 30, 2005, we purchased goods from Boo Won Sil Up, an entity controlled by the father of our Chief Executive Officer, director and significant shareholder, Dr. S.K. Noh. At September 30, 2005, we had an account payable of $104,703 owing to Boo Won Sil Up.

         On various dates through 2004 we received advances of an aggregate of $6,169 from our Chief Executive Officer, director and significant stockholder, Dr. S.K. Noh. The advances accrued interest at 9% per annum and were due on demand. As of September 30, 2005, the balance of the advances was $247,200.

         We provided a $418,600 term deposit at December 31, 2003 as security for a loan incurred by our affiliate, OnBio Corporation. During 2004, the term deposit ceased and the proceeds loaned to Onbio Corporation for repayment of its bank loan.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         Management's discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. We are required to make assumptions about matters, which are highly uncertain at the time of the estimate. Different estimates we could reasonably have used or changes in the estimates that are reasonably likely to occur could have a material effect on our financial condition or result of operations. Estimates and assumptions about future events and their effects cannot be determined with certainty. On an ongoing basis, we evaluate estimates, including those related to returns, discounts, bad debts, inventories, intangible assets, income taxes, and contingencies and litigation. We base our estimates on historical experience and on various assumptions believed to be applicable and reasonable under the circumstances. These estimates may change as new events occur, as additional information is obtained and as our operating environment changes. In addition, management is periodically faced with uncertainties, the outcomes of which are not within its control and will not be known for prolonged period of time.

         We believe our financial statements are fairly stated in accordance with accounting principles generally accepted in the United States of America and provide a meaningful presentation of our financial condition and results of operations.

         We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. For a further discussion on the application of these and other accounting policies, see Note 2 of the "Notes to Consolidated Financial Statements" to our consolidated financial statements for the year ended December 31, 2004, included in our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 6, 2005.

         REVENUE RECOGNITION. We generate revenues from sales of manufactured goods and merchandise, as well as rental of the company's buildings. Revenues from products sales are recognized in accordance with Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB No. 101") when delivery has occurred provided there is persuasive evidence of an agreement, the fee is fixed or determinable and collection of the related receivable is probable. We retain substantially all of the benefits and risks of ownership of our income properties and therefore account for leases with our tenants as operating leases.

         ACCOUNTS RECEIVABLE--ALLOWANCE FOR RETURNS, DISCOUNTS AND BAD DEBTS. We evaluate the collectibility of accounts receivable and chargebacks (disputes from the customer) based upon a combination of factors. In circumstances where we are aware of a specific customer's inability to meet its financial
obligations  (such  as  in  the  case  of  bankruptcy   filings  or  substantial
downgrading of credit sources), a specific reserve for bad debts is taken against amounts due to reduce the net recognized receivable to the amount reasonably expected to be collected. For all other customers, we recognize reserves for bad debts and chargebacks based on our historical collection experience. If our collection experience deteriorates (for example, due to an unexpected material adverse change in a major customer's ability to meet its financial obligations to us), the estimates of the recoverability of amounts due us could be reduced by a material amount.

         INVENTORIES. Inventories are stated at the lower of cost or net realizable value. Net realizable value is determined by deducting selling expenses from selling price. The cost of inventories is determined on the first-in first-out method, except for materials-intransit for which the specific identification method is used. Inventory adjustments are made for the difference between the cost of the inventory and the estimated market value and charged to operations in the period in which the facts that give rise to the adjustments become known.

         INTANGIBLE  ASSETS.   Intangible  assets  such  as  cost  of  obtaining
industrial rights and patents are stated at cost, net of depreciation computed using the straight line method over 5 to 10 years.

         INCOME TAXES. As part of the process of preparing our consolidated financial statements, management is required to estimate income taxes in each of the jurisdictions in which we operate. The process involves estimating actual current tax expense along with assessing temporary differences resulting from differing treatment of items for book and tax purposes. These timing differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. Management records a valuation allowance to reduce our net deferred tax assets to the amount that is more likely than not to be realized. Management has considered future taxable income and ongoing tax planning strategies in assessing the need for the valuation allowance. Increases in the valuation allowance result in additional expense to be reflected within the tax provision in the consolidated statement of operations.

         We have deferred income tax assets arising from research and development expenses. For accounting purposes, these amounts are expenses when incurred. Under Korean tax laws, these amounts are deferred and amortized on a straight-line basis over 5 years.

RECENT ACCOUNTING PRONOUNCEMENTS

         In November 2004, the FASB issued SFAS No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4" (Statement 151). This statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). As currently worded in ARB 43, Chapter 4, the term "so abnormal" was not defined and its application could lead to unnecessary noncomparability of financial reporting. This Statement eliminates that term and requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The adoption of Statement 151 will not have a material impact on our consolidated financial statements.

         In December 2004, the FASB issued SFAS No. 153, "Exchanges of Non-monetary Assets - an amendment of APB Opinion No. 29" (Statement 153). This Statement amends Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of FAS 153 will not have a material impact on our consolidated financial statements.

         In December 2004, the FASB issued a revision to SFAS No. 123, "Share-Based Payment" (Statement 123R). This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which the employee is required to provide service in exchange for the award requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Employee share purchase plans will not result in recognition of compensation cost if certain conditions are met; those conditions are much the same as the related conditions in Statement 123. This Statement is effective for public entities that do not file as a small business issuers as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. This Statement applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. The cumulative effect of initially applying this Statement, if any, is recognized as of the required effective date and is not expected to have a material impact on our consolidated financial statements.

CAUTIONARY STATEMENTS AND RISK FACTORS

         YOU SHOULD CAREFULLY CONSIDER THE FOLLOWING RISK FACTORS AND ALL OTHER INFORMATION CONTAINED IN THIS REPORT BEFORE PURCHASING SHARES OF OUR COMMON STOCK. INVESTING IN OUR COMMON STOCK INVOLVES A HIGH DEGREE OF RISK. IF ANY OF THE FOLLOWING EVENTS OR OUTCOMES ACTUALLY OCCURS, OUR BUSINESS OPERATING RESULTS AND FINANCIAL CONDITION WOULD LIKELY SUFFER. AS A RESULT, THE TRADING PRICE OF OUR COMMON STOCK COULD DECLINE, AND YOU MAY LOSE ALL OR PART OF THE MONEY YOU PAID TO PURCHASE OUR COMMON STOCK.

                          RISKS RELATED TO OUR BUSINESS

OUR AUDITORS HAVE A GOING CONCERN QUALIFICATION IN THEIR OPINION CONTAINED IN OUR AUDITED CONSOLIDATED FINANCIAL STATEMENTS WHICH RAISES SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

         As a result of our substantial historical operating losses, limited revenues and working capital and our capital needs, our auditors added a going concern qualification (explanatory paragraph) in their report contained in our audited consolidated financial statements for the fiscal year ended December 31, 2004 which raises substantial doubt about our ability to continue as a going concern. While we have relied principally in the past on external financing to provide liquidity and capital resources for our operations, we can provide no assurances that cash generated from operations together with cash received in the future from external financing will be sufficient to enable us to continue as a going concern.

WE WILL NEED TO RAISE ADDITIONAL CAPITAL AND IT MAY NOT BE AVAILABLE TO US ON FAVORABLE TERMS OR AT ALL; INABILITY TO OBTAIN ANY NEEDED ADDITIONAL CAPITAL ON FAVORABLE TERMS COULD ADVERSELY AFFECT OUR BUSINESS, RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

         We will need to raise additional capital over the next twelve months to support our operations, meet competitive pressures and/or respond to unanticipated requirements during and beyond that period. While there are no definitive arrangements with respect to sources of additional financing, management is optimistic that these funds can be raised through debt and/or equity offerings. However, our inability to obtain additional financing, when needed or on favorable terms, could materially adversely affect our business, results of operations and financial condition and could cause us to curtail or cease operations.

WE MAY FAIL TO ESTABLISH OR CULTIVATE STRATEGIC RELATIONSHIPS TO EXPAND OUR BUSINESS.

       We intend to develop our business model and build our business initially through strategic relationships with large manufacturers. We may not be able successfully to form or manage such relationships, and if not, our ability to execute our business plan will be at risk. Further, if these partnerships are formed but are not successful in their execution, further revenue derived from sales of patented products may not materialize.

BECAUSE WE RELY ON A LIMITED NUMBER OF CUSTOMERS, ANY REDUCTION IN ORDERS FROM ANY SINGLE CUSTOMER WOULD HARM OUR BUSINESS.

         During the fiscal year ended December 31, 2004, sales to three major customers accounted for 87% of our total revenue. We may fail to capture a share of the market for such products. Because we are dependent on a limited number of customers, any decrease or elimination of such customer's purchases could materially harm our business.

WE FACE PRODUCT LIABILITY RISKS AND MAY NOT BE ABLE TO OBTAIN ADEQUATE INSURANCE TO PROTECT OURSELVES AGAINST LOSSES.

         We maintain liability insurance with policy limits generally of $200,000 per occurrence and $200,000 per year. Our insurance coverage includes property, casualty, comprehensive general liability, and products liability insurance. We believe that our insurance coverage is adequate. The testing, marketing, and sale of health care products, however, entail an inherent risk of product liability. We cannot assure you that product liability claims relating to dietary supplement products will not be asserted against us, our licensees, or third parties with whom we operate. Many claims related to dietary supplements have already been brought against businesses in our industry. Further, we cannot assure you that such insurance will provide adequate coverage against any potential claims. A product liability claim or product recall could have a material adverse effect on our business, financial condition, or results of operations.

WE MAY EXPERIENCE DIFFICULTY IN ENTERING INTERNATIONAL MARKETS.

         The creation of strategic customer relationships and the marketing and sale of our functional nutrition technology/products could experience difficulty entering both the U.S. and additional international markets due to greater regulatory barriers, the necessity of adapting to new regulatory systems and problems related to entering new markets with different cultural bases and political systems. Operating in international markets exposes us to certain risks, including, among other things: (a) changes in or interpretations of foreign regulations that may limit our ability to sell certain products; (b) exposure to currency fluctuations; (c) the potential imposition of trade or foreign exchange restrictions or increased tariffs; and (d) political instability. In addition, there can be no assurance that we will be able to enter into agreements with additional international marketing partners and thereby would limit the expansion of our revenue base.

WE RELY ON PATENTS, LICENSES AND INTELLECTUAL PROPERTY RIGHTS TO PROTECT OUR PROPRIETARY INTERESTS.

       Our success depends in part on our ability to obtain patents, licenses and other intellectual property rights covering its products. There can be no assurance that our licenses, patents and patent applications are sufficiently comprehensive to protect our products. The process of seeking further patent protection can be long and expensive, and there can be no assurance that we will have sufficient capital reserves to cover the expense of patent prosecution for their application or that all or even any patents will issue from currently pending or any future patent applications or that any of the patents when issued will be of sufficient scope or strength to provide meaningful protection or any commercial advantage to us. While we believe the bases on which patent applications were filed correspond to the patents that have been issued for composition and method of production and use and are reasonable given the issuance of the latter patents, there can be no assurance that the patents for which it has applied will be issued. We may be subject to or may be required to initiate interference proceedings with international patent and trademark authorities. Such proceedings could demand significant financial and management resources. We may receive communications alleging possible infringement of patents or other intellectual property rights of others. We believe that in most cases it could obtain necessary licenses or other rights on commercially reasonable terms, but it may be unable to do so. In addition, litigation could ensue or damages for any past infringements could be assessed. Litigation, which could result in substantial cost to and diversion of efforts by our management, may be necessary to enforce patents or our other intellectual property rights or to defend against claimed infringement of the rights of others. The failure to obtain necessary licenses or other rights or litigation arising out of infringement claims could have a material adverse effect on us.

OUR SUCCESS DEPENDS IN PART ON OUR SUCCESSFUL DEVELOPMENT AND SALE OF PRODUCTS CURRENTLY IN THE RESEARCH AND DEVELOPMENT STAGE.

         Many of our product candidates are still in the research and development stage. The successful development of new products is uncertain and subject to a number of significant risks. Potential products that appear to be promising at early states of development may not reach the market for a number of reasons, including but not limited to, the cost and time of development. Potential products may be found to be ineffective or cause harmful side effects, fail to receive necessary regulatory approvals, be difficult to manufacture on a large scale or be uneconomical or fail to achieve market acceptance. Additionally, our proprietary products may not be commercially available for a number of years, if at all.

         There can be no assurance that any of our products in development will be successfully developed or that we will achieve significant revenues from such products even if they are successfully developed. Our success is dependent upon our ability to develop and market our products on a timely basis. There can be no assurance that we will be successful in developing or marketing such products, or taking advantage of the perceived demand for such products. In addition, there can be no assurance that products or technologies developed by others will not render our products or technologies non-competitive or obsolete.

WE WILL RELY IN PART ON INTERNATIONAL SALES, WHICH ARE SUBJECT TO ADDITIONAL RISKS.

         International sales may account for a significant portion of our revenues. International sales can be subject to many inherent risks that are difficult or impossible for us to predict or control, including:

         o        unexpected changes in regulatory requirements and tariffs;
         o difficulties and costs associated with staffing and managing foreign operations, including foreign distributor relationships;
         o longer accounts receivable collection cycles in certain foreign countries;
         o        adverse economic or political changes;
         o        unexpected changes in regulatory requirements;
         o        more  limited  protection  for  intellectual  property in some countries;
         o changes in our international distribution network and direct sales force;
         o potential trade restrictions, exchange controls and import and export licensing requirements;
         o        potentially   adverse  tax  consequences  of  overlapping  tax
                  structure; and
         o        foreign currency fluctuations.

FAILURE TO ADEQUATELY EXPAND TO ADDRESS EXPANDING MARKET OPPORTUNITIES COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS AND RESULTS OF OPERATIONS.

         We anticipate that a significant expansion of operations will be required to address potential market opportunities. There can be no assurances that we will expand our operations in a timely or sufficiently large manner to capitalize on these market opportunities. The anticipated substantial growth is expected to place a significant strain on our managerial, operational and financial resources and systems. While management believes it must implement, improve and effectively use our operational, management, research and development, marketing, financial and employee training systems to manage anticipated substantial growth, there can be no assurances that these practices will be successful.

WE DO NOT HAVE A SEPARATE STANDING AUDIT COMMITTEE, COMPENSATION COMMITTEE OR NOMINATING AND CORPORATE GOVERNANCE COMMITTEE, SO THE DUTIES CUSTOMARILY DELEGATED TO THOSE COMMITTEES ARE PERFORMED BY THE BOARD OF DIRECTORS AS A WHOLE, AND NO DIRECTOR IS AN "AUDIT COMMITTEE FINANCIAL EXPERT" AS DEFINED BY THE RULES AND REGULATIONS OF THE SECURITIES AND EXCHANGE COMMISSION.

         Our Board of Directors consists of four members. The Board of Directors as a whole performs the functions of an Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee. None of the directors is considered "independent" under Rule 4200(a)(15) of the National Association of Securities Dealers listing standards, and neither qualifies as an audit committee financial expert as defined in Item 401 of Regulation S-B. Accordingly, we will not be able to list our common stock with a nationally recognized exchange until we recruit independent directors to the Board and restructure our Board to comply with various requirements currently in place by those self-regulating organizations, and as a result, it may be difficult for you to sell our common stock.

OUR BUSINESS IS SUBJECT TO THE POTENTIAL ADVERSE CONSEQUENCES OF EXCHANGE RATE FLUCTUATIONS.

         We expect to conduct business in various foreign currencies and will be exposed to market risk from changes in foreign currency exchange rates and interest rates. Fluctuations in exchange rates between the U.S. Dollar and such foreign currencies may have a material adverse effect on our business, results of operations, and financial condition and could specifically result in foreign exchange gains and losses. The impact of future exchange rate fluctuations on our operations cannot be accurately predicted. To the extent that the percentage of our non-U.S. Dollar revenue derived from international sales increases in the future, our exposure to risks associated with fluctuations in foreign exchange rates will increase further. Moreover, as a result of operating a manufacturing facility in South Korea, a substantial portion of our costs are and will continue to be denominated in the South Korean Won. Adverse changes in the exchange rates of the South Korean Won to the U.S. Dollar will affect our costs of goods sold and operating margins and could result in exchange losses.

THE  REQUIREMENTS  OF  THE  SARBANES-OXLEY   ACT,  INCLUDING  SECTION  404,  ARE
BURDENSOME, AND OUR FAILURE TO COMPLY WITH THEM COULD HAVE A MATERIAL ADVERSE AFFECT ON OUR BUSINESS AND STOCK PRICE.

         Except with respect to the adoption of our Code of Ethics and our compliance with certain requirements specifically applicable to our Annual Report on Form 10-KSB and our other periodic reports, our management has not commenced any specific procedures to comply with the requirements of the Sarbanes Oxley Act of 2002, including specifically, the process necessary to implement the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires our management to assess the effectiveness of our internal controls over financial reporting and include an assertion in our annual report as to the effectiveness of our controls. Beginning with our Annual Report on Form 10-KSB for the year ended December 31, 2007, unless otherwise amended by the Securities and Exchange Commission, our independent registered accounting firm will be required to attest to whether our assessment of the effectiveness of our internal control over financial reporting is fairly stated in all material respects and separately report on whether it believes we maintained, in all material respects, effective internal controls over financial reporting as of December 31, 2007. Because of our management's lack of resources, and our limited operations, we have not commenced the process of preparing the system and process documentation, performing an evaluation of our internal controls required for our management to make this assessment and for the auditors to provide their attestation report, and accordingly, have not begun testing of the effectiveness of these internal controls. We expect that this process will require significant amounts of management time and resources, as well as higher expenses in the form of higher audit and review fees, higher legal fees and higher internal costs to document, test and potentially remediate internal controls. Accordingly, with respect to Section 404 in particular, there exists a significant risk that we will not be able to meet all the requirements of
Section 404 by the end of fiscal year 2007, when we are required to report on our internal controls and provide our auditor's opinion thereon. Additionally, even in the event we attempt to comply with Section 404, in the course of evaluation and testing, management may identify deficiencies that will need to be addressed and remediated, which could potentially have a material adverse
effect  on  our  stock  price  and  could  result  in   significant   additional
expenditures.

                          RISKS RELATED TO OUR INDUSTRY

OUR FAILURE TO COMPLY WITH CURRENT OR FUTURE GOVERNMENTAL REGULATIONS COULD ADVERSELY AFFECT OUR BUSINESS.

         The formulation, manufacturing, packaging, labeling, advertising, distribution, and sale of functional foods and food additives, such as those sold by us, are subject to regulation by a number of federal, state and local agencies, including the U.S. FDA, and the U.S. Federal Trade Commission ("FTC"), as well as government agencies in other countries where we may operate. Among other matters, this regulation is concerned with product safety and claims made with respect to a product's ability to provide health-related benefits. These agencies have a variety of procedures and enforcement remedies available to them, including the following:

         o        initiating investigations;
         o        issuing warning letters and cease and desist orders;
         o        requiring corrective labeling or advertising;
         o        requiring   consumer   redress,   such  as  requiring  that  a
                  Registrant offer to repurchase products previously sold to consumers;
         o        seeking injunctive relief or product seizures; and
         o        imposing civil penalties or commencing criminal prosecution.

         United States Federal and state agencies have in the past used these remedies in regulating participants in the dietary supplements industry, including the imposition by federal agencies of civil penalties in the millions of dollars against a few industry participants. In addition, publicity related to dietary supplements may result in increased regulatory scrutiny of the nutritional supplements industry.

         Our failure to comply with applicable laws could subject us to severe legal sanctions, which could have a material adverse effect on our business and results of operations. We cannot assure you that the regulatory environment in which we operate will not change or that such regulatory environment, or any specific action taken against us, will not result in a material adverse effect on our business and operations. We cannot assure you that a state will not interpret claims presumptively valid under federal law as illegal under that state's regulations, or that future FDA regulations or FTC decisions will not restrict the permissible scope of such claims. Additionally, we cannot assure you that such proceedings or investigations or any future proceedings or investigations will not have a material adverse effect on our business or operations.

WE MAY BE UNABLE TO COMPETE  EFFECTIVELY WITH COMPETITORS OF PERCEIVED COMPETING
TECHNOLOGIES  OR  DIRECT   COMPETITORS  THAT  MAY  ENTER  OUR  MARKET  WITH  NEW
TECHNOLOGIES.

          The market for our products is relatively new. Our ability to increase revenues and generate profitability is directly related to our ability to maintain a competitive advantage. We face potential direct competition from companies that may enter this market with new competing technologies and with greater financial, marketing and distribution resources than us. These greater resources could permit our competitors to introduce new products and implement extensive advertising and promotional programs, with which we may not be able to compete. As a result, we can provide no assurances that we will be able to compete effectively in the future.

IF OUR INDUSTRY RECEIVES UNFAVORABLE PUBLICITY, OUR BUSINESS COULD BE HARMED.

         We believe the nutraceutical market is affected by media attention regarding the consumption of dietary supplements and functional goods. Future scientific research or publicity could be unfavorable to the functional nutrition market or any particular product, or inconsistent with earlier favorable research or publicity. Future reports of research that are perceived as less favorable or that question such earlier research could hurt our business. Because of our dependence upon consumer perceptions, adverse publicity associated with adverse effects resulting from the consumption of our products or any similar products distributed by other companies could also hurt our business. Such adverse publicity could arise even if the adverse effects associated with such products resulted from consumers' failure to consume such products as directed. In addition, we may not be able to counter the effects of negative publicity concerning the efficacy of our products.

                        RISKS RELATED TO OUR COMMON STOCK

WE HAVE A LIMITED TRADING VOLUME AND SHARES ELIGIBLE FOR FUTURE SALE BY OUR CURRENT STOCKHOLDERS MAY ADVERSELY AFFECT OUR STOCK PRICE.

         To date, we have had a very limited trading volume in our common stock. As long as this condition continues, the sale of a significant number of shares of common stock at any particular time could be difficult to achieve at the market prices prevailing immediately before such shares are offered. In addition, sales of substantial amounts of common stock, including shares issued upon the exercise of outstanding options and warrants, under Rule 144 or otherwise could adversely affect the prevailing market price of our common stock and could impair our ability to raise capital at that time through the sale of our securities.

OUR COMMON STOCK PRICE IS HIGHLY VOLATILE.

         The market price of our common stock is likely to be highly volatile as the stock market in general has been highly volatile.

         Factors that could cause such volatility in our common stock may include, among other things:

         o        actual or anticipated  fluctuations in our quarterly operating results;
         o        announcements of technological innovations;
         o        changes in financial estimates by securities analysts;
         o        conditions or trends in our industry; and
         o        changes  in  the  market   valuations   of  other   comparable
                  companies.

THE SALE OF OUR COMMON STOCK ON THE OVER-THE-COUNTER BULLETIN BOARD AND THE POTENTIAL DESIGNATION OF OUR COMMON STOCK AS A "PENNY STOCK" COULD IMPACT THE TRADING MARKET FOR OUR COMMON STOCK.

         Our securities, as traded on the Over-the-Counter Bulletin Board, will be subject to Securities and Exchange Commission rules that impose special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited investors. For purposes of the rule, the phrase "accredited investors" means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse's income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Consequently, the rule may affect the ability of broker-dealers to sell our securities and also may affect the ability of purchasers to sell their securities in any market that might develop therefor.

         In addition, the Securities and Exchange Commission has adopted a number of rules to regulate "penny stock." Because our securities may constitute "penny stock" within the meaning of the rules, the rules would apply to us and to our securities. The rules may further affect the ability of owners of our common stock to sell our securities in any market that might develop for them.

         Shareholders should be aware that, according to Securities and Exchange Commission, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) "boiler room" practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, resulting in investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities.

WE DO NOT FORESEE PAYING DIVIDENDS IN THE NEAR FUTURE.

         We have not paid dividends on our common stock and do not anticipate paying such dividends in the foreseeable future.

OFFICERS AND  DIRECTORS OWN A  SIGNIFICANT  PORTION OF OUR COMMON  STOCK,  WHICH
COULD  LIMIT  OUR  STOCKHOLDERS'   ABILITY  TO  INFLUENCE  THE  OUTCOME  OF  KEY
TRANSACTIONS.

       As of September 30, 2005, our officers and directors and their affiliates owned approximately 42% of our outstanding voting shares. As a result, our officers and directors are able to exert considerable influence over the outcome of any matters submitted to a vote of the holders of our common stock, including the election of our Board of Directors. The voting power of these stockholders could also discourage others from seeking to acquire control of us through the purchase of our common stock, which might depress the price of our common stock.



ITEM 3.       CONTROLS AND PROCEDURES

     EVALUATION OF CONTROLS AND PROCEDURES

         Members of the company's management, including our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures, as defined by paragraph (e) of Exchange Act Rules 13a-15 or 15d-15, as of September 30, 2005, the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

     CHANGES IN CONTROLS AND PROCEDURES

         During the third quarter of 2005 there were no significant changes in our internal controls or in other factors known to the Chief Executive Officer or the Chief Financial Officer that materially affected, or are reasonably likely to materially effect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION


ITEM 6.       EXHIBITS


              31.1 Certification by Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

              31.2 Certification by Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

              32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                            Section 906 of the Sarbanes-Oxley Act of 2002.

              32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                            Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          EZCOMM ENTERPRISES, INC.



Date: November 21, 2005                   By:   /s/ Seung Kwon Noh
                                               ------------------------
                                                Seung Kwon Noh
                                                Chief Executive Officer