Form 10KSB
period 2005-12-31
EUGENE SCIENCE
filed 2006-04-17
CIK 1107685

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10 KSB

|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO __________________

                        Commission file number 000 50601

                              EUGENE SCIENCE, INC.
                 (Name of small business issuer in its charter)

               Delaware                           33-0827004
      (State or other jurisdiction              (I.R.S. Employer
    of incorporation or organization)           Identification No.)

              16 7 SMJUNG DONG, OJUNG GU, BUCHEON, KYONGGI DO KOREA
                    (Address of principal executive offices)

                    Issuer's telephone number: 82-32-676-6283

        Securities registered pursuant to Section 12(b) of the Act: None

         Securities registered under Section 12(g) of the Exchange Act:

                    Common Stock, par value $0.0001 per share

                                (Title of Class)

      Check whether the issuer is not required to file reports pursuant to
Section 13 or 15(d) of the Exchange Act. |_|

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No
|_|

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10 KSB or any amendment to this Form 10 KSB. |X|

      The issuer's revenues for the most recent fiscal year were $886,438.

      As of March 31, 2006, the aggregate market value of voting and non voting common stock held by non affiliates of the issuer, based upon the closing sales price of $1.20 per share of common stock on March 31, 2006, was approximately $37,399,168.

      The number of outstanding shares of the issuer's common stock as of March 31, 2006 was 31,165,974.

      Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

      Statements contained in this Annual Report on Form 10-KSB that are not historical facts or that discuss our expectations, beliefs or views regarding our future operations or future financial performance, or financial or other trends in our business, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. Often, they include the words "believe," "expect," "anticipate," "intend," "plan," "estimate," "project," or words of similar meaning, or future or conditional verbs such as "will," "would," "should," "could," or "may." Forward-looking statements are based on current information and are subject to a number of risks and uncertainties that could cause our financial condition or operating results in the future to differ significantly from those expected at the current time. Those risks and uncertainties are described in Item 6 in Part II of this Annual Report on Form 10-KSB in the Section entitled "Management's Discussion and Analysis or Plan of Operation-Risk Factors" and readers of this Annual Report on Form 10-KSB are urged to read the cautionary statements contained in that Section of this Annual Report on Form 10-KSB.

      Due to these uncertainties and risks, readers are cautioned not to place undue reliance on forward-looking statements contained in this Annual Report on Form 10-KSB, which speak only as of the date of this Annual Report on Form 10-KSB. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.


                                     PART I

Item 1.  Description of Business.


Overview

      We are a global biotechnology company that develops, manufactures and markets nutraceuticals, or functional foods that offer health promoting advantages beyond that of nutrition. Our primary products are our plant sterol products, including our CZTM Series of food additives and our CholZeroTM branded beverages and capsules.

      The products discussed above are a series of cholesterol lowering food additives, consisting of specially formulated plant sterols that are soluble in both oil and water. The key technology to produce such plant sterols is a patented nanotechnology which allows plant sterols to be added to a wide range of oil and water based foods. Our nano-sized plant sterols used as food additives are branded as "CZ Series" additives and our food and consumable products containing CZ Series additives are being marketed under the brand name of CholZero. Our initial CholZero products include CholZero capsules containing our CZ-S Series additive and a CholZero beverage.

      During our fiscal year ending December 31, 2004, we did not aggressively market our nutraceuticals and functional food products, pending regulatory approval of certain health claims associated with our products from government agencies in the Republic of Korea, or South Korea, and the United States of America. In June 2005, we received regulatory approval in South Korea.

      In May 2005, an amendment to the South Korean Functional Health Food Law of 2005, or FHFL, was adopted. The amendment allows us to market our CholZero branded products in South Korea as functional health foods and to include claims of health benefits with respect to the products' plant sterol ingredients. We anticipate that sales of our CholZero branded products will increase in our 2006 fiscal year due to both the amendment of the FHFL and our engagement of Nutra Nano Tech as our exclusive distributor of CholZero capsules throughout the United States. Nutra Nano Tech will primarily distribute our CholZero capsules through television infomercials. We anticipate that sales of our CholZero capsules in the United States will begin in February 2006.

      We also generate revenue from the sale of supplemental products, including raw cooking oil (oils used in the manufacturing of cooking oil). We have an approximately 73% ownership interest in UcoleBio Corp., a company originally formed to provide sales and distribution services for our products in South Korea.

Corporate History and Exchange Transaction

      We were incorporated on August 26, 1998 under the name Orcas Ltd., under the laws of the State of Delaware. As Orcas Ltd., we were in the business of building and promoting arcade video games and vending machines. We underwent a reverse merger and abandoned this enterprise to develop a loyalty reward program based in Taipei, Taiwan, and changed our name to Ezcomm, Inc. to reflect this change in business. We were unable to raise enough capital to finance the research and development of our proposed consumer incentive and loyalty program in Asia and all efforts to develop the business were abandoned in January 2001. We remained inactive until July 2004, when we changed our name to Ezcomm Enterprises, Inc. ("Ezcomm Enterprises") and began to consider and investigate potential business opportunities, including an acquisition by merger.

      On September 30, 2005, pursuant to an Exchange Agreement dated September 1, 2005 by and among us, Eugene Science, a corporation organized under the laws of South Korea, and certain stockholders of Eugene Science, we acquired approximately 89.5% of the issued and outstanding shares of Eugene Science capital stock in exchange for the issuance of an aggregate of 272,790,948 shares of our common stock to the former Eugene Science stockholders. In addition, and pursuant to the Exchange Agreement, we exchanged an equal amount of cash with the Eugene Science stockholders (an aggregate of $103,514.48) and we assumed all of Eugene Science's outstanding options. As a result of the Exchange Transaction, Eugene Science became our wholly owned subsidiary, and the former Eugene Science stockholders held approximately 89% of our voting stock on a fully diluted basis immediately following completion of the exchange transaction. Prior to the exchange transaction we were a "shell company" as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended. In conjunction with the exchange transaction we also issued a warrant to purchase 7,073,760 shares of our common stock to WestPark Capital, Inc., at $0.17 per share as partial compensation for their financial advisory services with respect to the exchange transaction. We are presently in negotiations with WestPark Capital to reduce the number of shares available to them upon exercise of this warrant.

      The exchange transaction was accounted for as a reverse merger (recapitalization) with Eugene Science deemed to be the accounting acquirer, and us deemed to be the legal acquirer. Accordingly, the historical financial information presented in the consolidated financial statements included in this report are that of Eugene Science as adjusted to give effect to any difference in the par value of ours and Eugene Science's stock with an offset to capital in excess of par value. The basis of the assets, liabilities and retained earnings of Eugene Science, the accounting acquirer, have been carried over in the recapitalization.

      On January 13, 2006, we changed our name from Ezcomm Enterprises, Inc. to Eugene Science, Inc.

Industry

      The nutraceutical industry includes many small and medium sized companies that manufacture and distribute products intended to aid in the maintenance of the body's health and general well being. Nutraceutical products include the following categories of products manufactured and sold by us:

      Dietary Supplements. Products such as vitamins and minerals, specialty supplements, herbs and botanicals, sports performance enhancers, meal replacements, dietary supplements, and compounds derived from these substances.

      Functional Foods. Products with added ingredients or fortifications specifically designed for health or performance purposes.

Products

Plant Sterol and Cholesterol Reduction Products

      It has been well established that blood cholesterol, particularly low density lipoprotein, or LDL, cholesterol, should be controlled in the body in order to minimize the risk of coronary heart disease. Excess LDL cholesterol can be oxidized to ultimately form plaque that can build up on artery walls, thereby restricting blood flow and elevating blood pressure. People with high blood cholesterol levels are typically advised by health professionals to exercise and consume a diet high in fiber and low in saturated fats and cholesterol. Although these measures can reduce blood cholesterol, other cholesterol lowering interventions may be needed, including cholesterol lowering medicines or adding plant sterol to the diet.

      Plant sterols are natural substances that are present as minor components in seeds, legumes and vegetable oils. Plant sterols are essential components of plant cell membranes and structurally resemble cholesterol. Plant sterols have been approved by the United States Food and Drug Administration, or FDA, for their cholesterol lowering health function in humans, and are recommended by the United States National Institutes of Health to treat cholesterol problems. Although people consume plant sterols every day in food, the amounts are often not great enough to have significant blood cholesterol lowering effects. Plant sterols are naturally insoluble in oil and water, making it difficult to incorporate plant sterols in foods as an additive. However, several companies have developed plant sterol products that are oil soluble by esterifying plant sterols and adding them to dietary fat (in oils and spreads). While this allows plant sterols to be incorporated in oil based foods, this delivery strategy requires the consumption of large amounts of fats (23-50 grams of dietary triacylglyceride per day). We have developed and patented a series of cholesterol lowering food additives, consisting of specially formulated plant sterols that are soluble in both oil and water. The key technology to produce such plant sterols is a patented nanotechnology which allows plant sterols to be added to a wide range of oil and water based foods. Our nano sized plant sterols used as food additives are branded as "CZTM Series" additives and our food and consumable products containing CZ Series additives are being marketed under the brand name of "CholZeroTM." Our initial CholZero products include CholZero capsules containing our CZ S Series additive and a CholZero beverage.

      We produce the following specific plant sterol food ingredients:

      o     CZ-L, an oil soluble plant sterol and fatty acid;

      o     CZ-S, a water dispersible natural plant sterol; and

      o     CZ-H, a water soluble, next generation CZ.

      The plant sterol in the CZ Series additives reduces the absorption of both dietary and biliary cholesterol into the body. Normally, approximately 30% of all cholesterol is supplied through food. When food is consumed along with the CZ Series additives, the absorption level of cholesterol is greatly reduced, the plant sterol is not absorbed and the plant sterol is excreted from the body.

Liphophilic Quality - CZ-L

      CZ-L is a plant sterol in ester form which is soluble in oil and fat. CZ-L may be added to foods with a significant fat content and does not influence the taste or flavor of such foods.

Water Dispersible Plant Sterol - CZ-S

      CZ-S is a water dispersible plant sterol. Prior to the development of our CZ-S products, only fat soluble plant sterol food additives were available to consumers. Because such products were only fat soluble, their application was limited to foods that are inherently high in fat content. CZ-S can be used to integrate plant sterol into beverages, dairy products, and other water based foods. CZ-S comes in the form of a water dispersible powder that makes very fine micelles (less than 1 micro meter) in an aqueous solution. Like CZ-L, CZ-S does not influence the taste and flavor of the food or beverage to which it is added. In November 2000, we produced our first CholZero branded beverage product with CZ-S.

Next Generation - CZ-H

      CZ-H is also a plant sterol in ester form which is water soluble and transparent in water. Like the other CZ Series ingredients, CZ-H has a cholesterol lowering effect upon ingestion by blocking the absorption of cholesterol in the intestines and can be added to water based products.

Supplemental Products

      In addition to our CZ Series and CholZero branded products, we currently distribute DG Oil, a functional cooking oil with a body fat lowering effect manufactured by OnBio Corporation, animal feed, pet shampoo and deodorant in South Korea. From January 2004 through March 2005, the majority of our revenues were from the sale of raw cooking oil to OnBio Corporation. We obtained our raw cooking oil on favorable terms pursuant to a contract with a South Korean supplier. In March 2005, we determined that it was in our best interests to cease our distribution of raw cooking oil and we assigned the supply contract to OnBio Corporation. Our president, chief executive officer, board member and significant stockholder, Seung Kwon Noh, is also the chief executive officer and a significant stockholder of OnBio Corporation. The distribution of the raw cooking oil and supplemental products provided necessary cash flow during our development stage, and the sale of our supplemental products continues to support the costs of the research, development and marketing of our CZ Series ingredients and nutraceuticals and our CholZero branded products.

Research and Development

      We invested approximately $401,599 and $441,764 in the research and development of new products during our fiscal years ending December 31, 2004 and 2005, respectively. In addition to refining the manufacturing processes for our CZ series products, we continue to perform research and development on other dietary supplements and nutraceuticals. For example, we have developed a microbial conversion technology for steroid hormone intermediates called AD/ADD. The production of chemicals utilizing microbial conversion technology is cost effective since it produces less inactive isomers than the chemical synthesis and, therefore, requires less purification costs, and is friendly to the environment. AD/ADD is used as a raw material in steroid hormones such as Androgen, Estrogen, gluco corticoids and mineral corticoids. We have completed the development of the microbial strain used to establish the AD/ADD manufacturing process which secures an economically efficient level of production.

Intellectual Property Protection

      We regard our technology as proprietary and attempt to protect it by relying on patent, trademark, service mark, copyright and trade secret laws and restrictions on disclosure and transferring title and other methods. We currently have 31 registered patents or patents pending in the United States, Japan, Europe, China, Korea, Taiwan, Australia and Brazil, and we anticipate that patents will become a significant part of our intellectual property in the foreseeable future. We currently have patents, or have applied for patents for the following CZ Series additives and manufacturing processes in the following countries:

      o     CZ-L. Korea.

      o CZ-S. Korea, Japan, and an International Patent (application only) covering the United States, Europe, China, Australia, Brazil, India and Singapore.

      o     CZ-H. Korea (application only).

      We generally enter into confidentiality or license agreements with our employees and consultants, and control access to and the distribution of our documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our proprietary information without authorization or to develop similar technology independently. We intend to pursue the registration of our trademarks, CZ and CholZero in the United States and internationally.

Government Regulation

      Our CZ Series additives and CholZero branded products contain additives that are generally regulated by governmental agencies of the countries in which they are sold. To date, we have only distributed our products in Korea and Japan. We intend to begin distributing our CZ-S additive and CholZero products containing our CZ-S additive in the United States immediately upon the approval of our "Generally Recognized as Safe," or GRAS, application with the FDA.

      Korea

      In May 2005, plant sterols, the main ingredient of our CZ Series additives were formally approved as a health function food ingredient by the South Korean Food & Drug Administration, making it possible for us to advertise the cholesterol lowering function of our CZ Series additives and food enriched with CZ Series additives. Because plant sterol is registered as a health functional food material, we do not have to apply for any additional approvals for our plant sterol products if they comply with requirements set forth in the amendment to the FHFL.

      Japan

      In Japan, the government allows Foods for Specified Health Use, or FOSHU, marks for products showing scientifically proven health functions. These marks are authorized for use pursuant to the requirements of the Nutrition Improvement Act of 1994 and the Food Sanitation Act of 1991. Under FOSHU law, any food containing plant sterols showing more than a 5% cholesterol lowering efficacy through its clinical test may claim the health benefit of plant sterols in the food label. None of our current products are permitted to be sold with a FOSHU mark at this time. We anticipate beginning the process of applying for the use of such mark for our CZ Series additives in the near future.

      United States

      FDA regulations require that certain informational labeling be presented in a prescribed manner on all foods, drugs, dietary supplements and cosmetics. Specifically, the United States Federal Food, Drug, and Cosmetic Act, or FDCA, requires that foods, including dietary supplements, drugs and cosmetics, not be misbranded. In 1994, the Dietary Supplement Health and Education Act, or DSHEA, which amended the FDCA, created a new regulatory framework for the safety and labeling of dietary supplements. Under DSHEA, a manufacturer or distributor must notify the FDA if it intends to market a dietary supplement in the United States that contains a "new dietary ingredient." The manufacturer and distributor must demonstrate to the FDA why the ingredient is reasonably expected to be safe for use in a dietary supplement, unless it has been recognized as a food substance and is present in the food supply. This type of demonstration is referred to as a GRAS application.

      In addition, the FDA has issued regulations that allow dietary supplement manufacturers to make three types of claims: (i) nutrient content claims, (ii) health claims, and (iii) structure function claims based upon DSHEA and specific food labeling laws. Under these regulations, the FDA has specifically approved claims that link plant sterol/stanol esters and a reduced risk of heart disease. Our CZ-S additives have achieved self affirmed GRAS status in cooperation with our United States distributor, Archer Daniels Midland Company, or ADM, which makes it possible for any products containing certain amounts of CZ-S to make certain health claims.

      European Market

      The European Parliament and the Council of the European Union have approved plant sterols as cholesterol lowering ingredients under the regulation
(EC) No. 258/97 of the European Parliament and of the Council of 27 January 1997 concerning novel foods and novel food ingredients. This approval allows us to make claims that products containing our CZ Series additives aid in reducing cholesterol in those markets.

Revenues

      During our fiscal year ending December 31, 2004, we generated the majority of our revenues from sales of raw cooking oil to OnBio Corporation and from sales of pet shampoo and deodorant in Korea and Japan. In our 2004 fiscal year, sales to three major customers accounted for 87% of our total revenues. During our fiscal year ending December 31, 2005, we generated revenues from the sale of neutraceuticals and functional cooking oil to Amway Korea, the sale of raw cooking oil to Onbio Corporation and the sale of functional health foods to South Korean companies. Sales to four major customers, including Amway Korea, accounted for 88% of our total revenues in the 2005 fiscal year.

Manufacturing

      We manufacture our own CZ Series additives, corn oil and animal feed at our facility in Bucheon, Korea. Our CholZero branded products are manufactured by third parties. We have several suppliers for our raw materials. However, we cannot easily replace ADM as the supplier of our raw plant sterol. Pursuant to our strategic alliance agreement with ADM, we are obligated to use their plant sterols when manufacturing products for the North American and European markets.

Market Demographic

      The primary consumers of our CholZero branded products are health conscious individuals in their mid-30s and older. The same demographic is generally the target market for food and supplement manufacturers to whom we market our CZ Series additives. Currently, we only sell our CholZero products and CZ Series additives in the United States, Korea and Japan.

Marketing and Distribution

      To date, with respect to our nutraceutical and functional food products, we have focused on developing strong partnerships with large food and beverage manufacturers in Korea and Japan. We have also engaged distributors familiar with the domestic markets of Japan, Taiwan, North America and Europe.

      In March 2002, we entered into an exclusive distribution agreement with Hokuyo Koeki Co. to distribute our nutraceutical and functional food products in the Japanese market. Currently, two products containing our CZ Series additives, fermented soy milk and instant rice, are being manufactured in Japan. We anticipate at least five new products containing our CZ-S additive, such as ice cream, cheese cake, Japanese Kyoja, Lamen (instant noodle) and tables, will be launched by Japanese food manufacturers during the first quarter of 2006.

      In June 2005, we entered into a strategic alliance agreement with ADM for the exclusive marketing of our CZ Series additives in North America and Europe. ADM has been assisting us in developing a market for our CZ Series additives worldwide. ADM is one of the largest producers of plant sterol, which is the raw material of our CZ Series additives, and the company has a strong interest in increasing the value of plant sterols. Because we are obligated to purchase ADM's plant sterols as a raw material in the production of our CZ Series additives for use in North America and Europe, ADM will also benefit from the development of a strong market for CZ Series additives. We have also entered into an exclusive distribution agreement with Nutra Nano Tech, Inc. to distribute our CholZero capsules in the United States, primarily via television infomercials.

      As our presence grows in Japan, the United States, Europe and Korea, we expect to employ conventional methods of distribution to create awareness of our products, including the following:

      o Free samples: Our products will be available in the aisles of grocery stores and through third party service providers for free sample testing.

      o Co-marketing: We intend to market our products through a combination of in store and other forms of advertising, including in store advertising on high traffic areas and traditional industry print, trade shows and targeted direct mail.

      o Viral Marketing: We intend to select distribution partners based on the value of their existing brands. We expect to be able to take advantage of the value of established brands by associating our CZ Series products with such branded products in foreign markets and cooperating with our partners to establish public relations campaigns that create a sense of growing community and a grass roots movement that promotes the use of functional foods.

Competition

      Due to the recently achieved commercial success of products such as Benecol margarine, the use of plant sterols as food supplements to reduce cholesterol has become an attractive and competitive market. We expect competition to intensify in the future. A range of cholesterol lowering foods and dietary supplements are currently on the market, primarily in the United States and Europe, but we are not aware of any products produced by our competitors that are water soluble. However, the industry is characterized by intensive research and development activity. Our present competitors include the following companies:

      Functional Foods: (i) Benecol (Raisio's joint venture with Johnson & Johnson); (ii) Take Control (Unilever); (iii) Aviva Heart Benefits (Novartis);
(iv) Cheerios (General Mills); (v) Ensemble (Kellogg); (vi) Health Source (Ross Products Division of Abbott Laboratories); and (vii) Quaker Oats (Quaker Oat Company).

      Dietary Supplements: (i) LO CHOL (Applied Plant Pharmaceuticals, Inc.);
(ii) Cholestin (Pharmanex); (iii) Kholestrol Blocker (Nutrition For Life International); (iv) EvolvE (Bionutrics); (v) Kwai (Lichtwer Pharma); and (vi) Metamucil (Procter & Gamble).

      While other major companies have the financial and technical ability, and greater resources than us, to compete aggressively in the market for health products, we believe that, at present, we may have a competitive advantage over our competition because our plant sterol products have a wide variety of applications (including in water based products) and our products are more efficient than many of our competitors' products at prohibiting cholesterol absorption due to the nano size of plant sterol in our CZ Series additives.

Employees

      As of December 31, 2005, we employed 25 people on a full time basis. We believe that the success of our business will depend, in part, on our ability to attract and retain qualified personnel. Our employees are not subject to a collective bargaining agreement, and we believe we have good relations with our employees.

Filing Status

      We file periodic reports, current reports, proxy and information statements and other information with the Securities and Exchange Commission, or SEC. We intend to make available on our website free of charge our annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K, and amendments to those reports, as soon as reasonably practicable after we electronically file such materials with or furnish them to the SEC. You may also read and copy any materials we file with the SEC at its Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet website, www.sec.gov, that contains our periodic reports, current reports, proxy and information statements, and other information regarding us that we file electronically with the SEC.

Item 2.  Description of Property.

      Our executive offices, factory and research and development facility are located in Bucheon, South Korea, where we own 116,962 square feet of land and 63,142 square feet of building space. In January 2004, we entered into an agreement to sell our land and building. The transfer of title pursuant to the agreement will occur on January 31, 2009. Until legal transfer of the title in 2009, we are obligated to pay the purchaser a monthly fee of U.S.$4,400. Upon any initial public offering of our capital stock, we are required to provide shares to the purchaser in an amount equal to (i) U.S.$8,800 multiplied by the number of months since the effective date of the agreement (ii) divided by the initial public offering price. After an initial public offering of our capital stock, we will be required to make monthly payments to the purchaser of U.S.$13,200 until such time as we transfer legal title to the land and building to the purchaser.

      During our 2004 fiscal year, we defaulted on payments due under a bank loan secured by our land and building. The bank attempted to auction off our properties through court action. In addition, several of our creditors attached provisional seizures on our properties to protect their loans. On July 4, 2005, the bank cancelled the auction of our properties in exchange for the payment of administrative costs in the amount of $173,000.

      We also currently own 19,978 square feet of office space in Seoul, South Korea, which we have leased to another party under a lease agreement. This lease will expire on July 9, 2006.


Item 3. Legal Proceedings.


      None.


Item 4. Submission of Matters to a Vote of Security Holders.


      On November 2, 2005, the holders of not less than a majority of the outstanding shares of our common stock adopted, by written consent, resolutions authorizing us to change our name from Ezcomm Enterprises, Inc. to Eugene Science, Inc.

      On November 10, 2005, the holders of not less than a majority of the outstanding shares of our common stock adopted, by written consent, resolutions authorizing a reverse split of the outstanding shares of our common stock on a basis of 1 for 10.

                                     PART II


Item 5. Market for Common Equity and Related Stockholder Matters.


      On December 21, 2005, in connection with our name change, our symbol on the Over-the-Counter Bulletin Board, or OTCBB, changed from "EZMM" to "EUSI," or, depending on the service that quotes stocks trading on the OTCBB, from "EZMM.OB" to "EUSI.OB." The following table sets forth the high and low sale prices for our common stock as reported on the OTCBB. The quotations reflect inter dealer prices, without retail mark up, mark down or commission and may not necessarily represent actual transactions. Our stock did not begin trading on the OTCBB until July 8, 2004.

                                                        High            Low
------------------------------------------------      --------        --------
Year Ended December 31, 2004
First Quarter ..................................           N/A             N/A
Second Quarter .................................           N/A             N/A
Third Quarter ..................................      $   0.25        $   0.17
Fourth Quarter .................................          0.22            0.13
Year Ended December 31, 2005
First Quarter ..................................      $   0.26        $   0.18
Second Quarter .................................          0.26            0.17
Third Quarter ..................................          0.28            0.11
Fourth Quarter .................................          0.30            0.10

   On March 31, 2006, the closing sale price of our common stock on the OTCBB was $1.20 per share and there were 540 record holders of our common stock.

  Dividend Policy

   We have never paid any dividends on our common stock. We currently intend to retain all earnings, if any, for use in the expansion of our business and therefore do not anticipate paying any dividends in the foreseeable future.


Item 6. Management's Discussion and Analysis or Plan of Operation.

      In addition to other information included in this report, the following factors, among others, could cause actual results to differ materially from those contained in forward looking statements contained in this Annual Report on Form 10 KSB, and thus should be considered carefully in evaluating our business and future prospects.

Overview


      We were incorporated on August 26, 1998 as Orcas Ltd. under the laws of the State of Delaware. As Orcas Ltd., we were in the business of building and promoting arcade video games and vending machines. We underwent a reverse merger and abandoned this enterprise to develop a loyalty reward program based in Taipei, Taiwan, at which time we changed our name to Ezcomm, Inc. to reflect this change in our business model. We were unable to raise enough capital to finance the research and development of our proposed consumer incentive and loyalty program in Asia and, therefore, we abandoned all efforts to develop such business in January 2001. We remained inactive until July 2004, at which time we changed our name to Ezcomm Enterprises, Inc. and began to consider and investigate potential business opportunities, including an acquisition or merger. On September 30, 2005, we acquired Eugene Science, Inc. pursuant to the terms of an exchange agreement. The exchange transaction was accounted for as a reverse merger (recapitalization) with Eugene Science deemed to be the acquirer for accounting purposes. Accordingly, the historical financial information presented in our financial statements is that of Eugene Science as adjusted to give effect to any difference between the par value of our capital stock and Eugene Science capital stock with an offset to capital in excess of par value. The basis of the assets, liabilities and retained earnings of Eugene Science, the accounting acquirer, were carried over in the recapitalization. Upon the closing of the exchange transaction, we became a global biotechnology company that develops, manufactures and markets nutraceuticals, functional foods that offer health promoting advantages beyond that of nutrition. Our primary products are our plant sterol products, including our CZTM Series of food additives, and our CholZeroTM branded beverages and capsules. On January 13, 2006, we changed our name from Ezcomm Enterprises to Eugene Science.


Going Concern


      Our independent registered public accounting firm has expressed substantial doubt as to our ability to continue as a going concern, in its report for the fiscal year ended December 31, 2005, based on significant operating losses that we incurred and the fact that we do not have adequate working capital to finance our day to day operations. The Company's continued existence depends upon the success of our efforts to raise additional capital necessary to meet our obligations as they become due and to obtain sufficient capital to execute our business plan. We intend to obtain capital primarily through issuances of debt or equity. There can be no degree of assurance that we will be successful in completing additional financing transactions.


      If we cannot obtain adequate funding or achieve revenues from the sale of our products, we may be required to significantly curtail or even shut down our operations.


Results of Operations


Revenues

      Comparison of Fiscal Years Ended December 31, 2005 and 2004

      We experienced a 67% decrease in our revenues for our fiscal year ended December 31, 2005 as compared to our fiscal year ended December 31, 2004. Such decrease is attributable primarily to a decrease in sales of our germ and raw cooking oils as we transferred the right for germ supply to our related company, OnBio Corporation. Revenues from our CholZero branded products were $107,129 for our 2005 fiscal year, representing a increase of $42,363 from our 2004 fiscal year. The increase is primarily a result of our successful development, and increased sales, of new functional health foods and our CholCare(TM) branded products. Approximately 65.4% of our revenues in 2005 were derived from the sale of our supplemental products, including the sale of raw cooking oil to OnBio Corporation.

      In May 2005, an amendment to the South Korean Functional Health Food Law of 2005, or FHFL, was adopted. The amendment allows us to market our CholZero branded products as a functional health food and to include claims of health benefits with respect to the product's plant sterol ingredients. Sales of our CholZero branded products increased by 65.4% in our 2005 fiscal year due to both the amendment of the FHFL and our engagement of Nutra Nano Tech, as our exclusive distributor of CholZero capsules throughout the United States. Nutra Nano Tech will primarily distribute our CholZero capsules through television infomercials. We anticipate that sales of CholZero capsules in the United States will begin in February 2006.

      We anticipate that sales of our products during our 2006 fiscal year will increase as a result of our ability to make health claims with respect to our CZ Series additives and CholZero products in South Korea following the enactment of the amendment to the FHFL, and upon the anticipated approval of our "Generally Recognized as Safe" application with the United States Food and Drug Administration, or FDA, for our CZ-S additive in the United States. We have engaged ADM as our exclusive distributor of CZ Series additives in North America and Europe and have authorized ADM to manage our FDA approval process in the United States.


      Comparison of Fiscal Years Ended December 31, 2004 and 2003


      We experienced a 41% decrease in our revenues for our fiscal year ended December 31, 2004 as compared to our fiscal year ended December 31, 2003. Such decrease is attributable primarily to the fact that no sales of CZ Series additives were made in Japan in our 2004 fiscal year. Our Japanese distributor purchased $1,317,247 of our CZ Series additives in our 2003 fiscal year, and distributed from this stock throughout 2004. Revenues from our CholZero branded products were $64,766 for our 2004 fiscal year, which is a decrease of $1,106,488 from our 2003 fiscal year. The decrease is primarily a result of the decreased sales of CholZero beverages in 2004 in the South Korean market, as described below. We also experienced a decrease in sales in South Korea due to a generally sluggish consumer market. Approximately 90% of our revenues in 2004 were derived from the sale of our supplemental products, including the sale of raw cooking oil to our affiliate, OnBio Corporation.


      In our 2003 fiscal year, we marketed our CholZero beverages as general beverages, without any claims of functional health benefits related to the plant sterol ingredients. When our sales began to decrease due to the sluggish South Korean market and a decrease in general consumption, we decided to temporarily stop marketing our CholZero beverages in the South Korean market. We determined that it would be beneficial to delay our investment in aggressive marketing activities until the approval of an amendment to the FHFL that would register plant sterol as a functional health food.


Operating Expenses


      Comparison of Fiscal Years Ended December 31, 2005 and 2004


      Cost of Sales


      For our 2005 fiscal year, our cost of sales consisted primarily of $131,336 of corn oil production costs paid to a third party manufacturer. Our gross margin for our 2005 fiscal year was approximately 16.9% of our gross revenues, as compared to a gross loss of approximately 6.1% of our gross revenues in the 2004 fiscal year. The change in our gross margin is due, in part, to fact that our gross margin for the 2004 fiscal year reflected the partial return of CZ Series additives from our Japanese distributor.


      Expenses


      We had a $214,825 increase in expenses in the 2005 fiscal year as compared to our 2004 fiscal year due primarily to an increase in rent expense and our incurrence of additional professional fees and travel expenses related to the exchange transaction.


      Other Income (Expense)


      The increase in interest expense in our 2005 fiscal year as compared to our 2004 fiscal year is primarily attributable to an increase in interest due on loans in default. All of our bank loans, except for our loan from the National Agricultural Cooperative Federation, were in default as of December 31, 2005. The interest rate on such loans ranges from 15% to 18%. We are currently in negotiations with our lenders to settle our outstanding debts and intend to enter into settlement agreements with such lenders during the first half of our 2006 fiscal year.


      Comparison of Fiscal Years Ended December 31, 2004 and 2003

      Cost of Sales


      For our 2004 fiscal year, our cost of sales consisted primarily of $1,419,128 of corn oil production costs paid to a third party manufacturer. Our gross loss for our 2004 fiscal year was approximately 6.1% of our gross revenue, as compared to a gross profit margin of 7.7% in our 2003 fiscal year. The decline in gross margin is due, in part, to the partial return of the CZ Series additives from our Japanese distributor due to the expiration of the additive's stated shelf life. The returns were reflected as a cost of sales in our 2004 fiscal year.


      Expenses


      We had a $1,245,906 decline in expenses in our 2004 fiscal year as compared to our 2003 fiscal year due primarily to a decrease in salaries, benefits and retirement allowance ($173,519), a decrease in investment in research and development activities ($657,465), a decrease in bad debts ($169,228), a decrease in rent expense ($64,995), and a decrease in office and general expenses ($131,564) after moving our offices from Seoul to Bucheon, offset by an increase in our depreciation expenses. The increase in depreciation expenses is due to the fact that, because we did not produce our CZ Series additives or CholZero products during our 2004 fiscal year, depreciation of our manufacturing equipment was categorized as a depreciation expense instead of a cost of sales, as it was in prior years when such equipment was actually used for production. The decrease in our salaries, benefits and retirement allowance expense resulted, in part, from the move of our headquarters office from Seoul to Bucheon. Several employees left the company due to the resulting extended commute time and environmental changes.


      Other Income (Expense)


      The increase in interest expense in our 2004 fiscal year as compared to our 2003 fiscal year was primarily attributable to an increase in interest due on loans in default. All of our bank loans, except for our loan from the National Agricultural Cooperative Federation, were in default as of December 31, 2004. The interest rate on such loans ranges from 15% to 18%.


Liquidity and Capital Resources


      Comparison of Fiscal Years Ended December 31, 2005 and 2004


      As of December 31, 2005, we had cash and cash equivalents of approximately $23,356 and negative working capital of approximately $17,757,508. As of December 31, 2004, we had negative working capital of approximately $12,502,194 and cash and cash equivalents of approximately $36,681. The decrease in our cash and working capital during our 2005 fiscal year was due to poor progress in our business operations and a decrease in sales during our 2005 fiscal year as compared to our 2004 fiscal year.


      We currently satisfy our working capital requirements primarily through cash flows generated from operations, bank loans and sales of equity and debt securities. For the twelve months ended December 31, 2005, we had a net decrease in cash of approximately $13,325, as compared with a net decrease in cash of approximately $661,269 for the twelve months ended December 31, 2004.


      Cash Used in Operating Activities


      The net cash used in operating activities decreased 79.8% to $333,284 in our 2005 fiscal year, as compared to $1,657,518 in our 2004 fiscal year. This decrease of $1,324,234 resulted primarily from a decrease in our total accounts receivable due to a write off of an account receivable due to us from OnBio Corporation. In addition, such decrease resulted from an increase in our accounts payable balance in our 2005 fiscal year due to an aggravation of our cash flow.

      Cash Used in Investing Activities


      The net cash used in investing activities was $22,302 in our 2005 fiscal year, compared to net cash of $299,498 used in our 2004 fiscal year. This decrease of $277,196 resulted primarily from a significant decrease in our acquisition of property and equipment due to poor progress in our business operations and an aggravation of our cash flow.


      Cash Used in Financing Activities


      The net cash used in financing activities decreased 72.7% to $342,025 in our 2005 fiscal year, as compared to $1,256,488 in our 2004 fiscal year. This decrease of $914,463 resulted primarily from our return of the deposit which we had previously received from Wando Seafood Distribution Co. Ltd. in our 2004 fiscal year in connection with the agreement to sell our real estate in South Korea. In addition, such decrease resulted from expenses related to an increase in the issuance of common stock by one of our subsidiaries.


      Comparison of Fiscal Years Ended December 31, 2004 and 2003

      As of December 31, 2004, we had cash and cash equivalents of approximately $36,681. As of December 31, 2004, we had negative working capital of approximately $12,502,194. For the twelve months ended December 31, 2004, we had a net decrease in cash of approximately $661,269.

      Cash Used in Operating Activities


      The net cash used in operating activities increased 469% to $1,657,518 in our 2004 fiscal year, compared to $291,060 in our 2003 fiscal year. This increase of $1,366,458 resulted primarily from a decrease in our accounts receivable and rental deposits.


      Cash Used in Investing Activities


      The net cash used in investing activities was $299,498 in our 2004 fiscal year, compared to net cash of $68,613 in our 2003 fiscal year. The increase in net cash used reflects a decrease in cash flows from investments and an increase in cash spent on property and equipment in 2004. The $299,498 of cash used in investing activities during our 2004 fiscal year was due primarily to the purchase of $274,164 of property, plant and equipment, including manufacturing machinery.


      Cash Used in Financing Activities


      The net cash used in financing activities increased 358% to $1,256,488 in our 2004 fiscal year, compared to $274,609 in our 2003 fiscal year. The increase in net cash used in financing activities between the periods resulted primarily from the elimination of our obligations under our convertible debentures, an increase in advances made to one of our affiliates, and an increase in our deposit to Wando Seafood Distribution Co. Ltd, offset by our default on our bank loans.

Bank Loans


      Since 1999, we have borrowed an aggregate principal amount of $3,889,259 from the Industrial Bank of Korea. These loans bear interest at rates of 4.5% to 18% per annum and are due and payable on demand. A portion of these loans was secured by our real property. Loans in the aggregate principal amount of $1,301,919 are guaranteed by the Korea Technology Credit Guarantee Fund, or KOTEC, a government operated fund. At December 31, 2005, the aggregate principal balance and accrued and unpaid interest on these loans was approximately $1,357,137.


      We were in default under these loans as of December 31, 2004 and, as such, the Industrial Bank of Korea requested that our real property be auctioned to repay the loan. The Industrial Bank of Korea later agreed to cancel the auction and released our property as security upon our payment of administrative costs in the amount of $173,000. As of December 31, 2005, the redemption period had been extended until the end of April 2006. We will use the proceeds from the sale of our real property in Bucheon, South Korea to repay the outstanding amount due to the Industrial Bank of Korea. In December 2004, we obtained a short term loan from the National Agricultural Cooperative Federation, or NACF, in the principal amount of $1,946,105. This loan had an interest rate of 4.6% per annum and was due on December 22, 2005. This loan was guaranteed by KOTEC. At December 31, 2005, the loan has not been repaid to NACF and the aggregate principal balance and accrued and unpaid interest on such loan was approximately $2,008,480.


      In September 2002, we obtained a short term loan from ChoHeung Bank in the principal amount of $278,805. This loan has an interest rate of 9.5%, was due on August 1, 2004, and was personally guaranteed by Mr. Noh, our president, chief executive officer, board member and principal stockholder. During our 2005 fiscal year, we redeemed $391 of the amounts due under this loan. At December 31, 2005, the aggregate principal balance and accrued and unpaid interest on such loan was approximately $282,388. In July 2001 and December 2002, we entered into loan arrangements with Kookmin Bank. Each loan was for $1,000,000, was unsecured, and had interest rates of 6.22% and 11.22%, respectively. Both loans were due and payable on November 15, 2004. During our 2005 fiscal year, we redeemed $24,725 of the amounts due under these loans. At December 31, 2005, the aggregate principal balance and accrued and unpaid interest on such loans was approximately $1,796,270.

Notes


      On October 9, 2004, we issued KOTEC a note in connection with its payout as guarantor of our convertible debenture described below. The note bears interest at a rate of 21% per annum, is guaranteed by Mr. Noh, our president, chief executive officer, board member and significant stockholder, and is due on demand. To date, no demands for payment have been made. At December 31, 2005, the balance of the note was approximately $2,351,617. Interest payments on the note are classified in our financial statements as Accounts Payable.


      In April 2002, we issued the Korean Institute of Industrial Technology Evaluation and Planning a non-interest bearing note in the principal amount of $44,463. The note was due and payable on demand. We paid the note in full in January 2005.


      In February 2004, we issued a note in the principle amount of $68,257, bearing interest at a rate of 9% per annum, to Luxware Co., Ltd. We paid the note in full in March 2005.


      In October 2003, we issued a note in the principal amount of $47,772, bearing interest at a rate of 9% per annum, to Jae Ho Lee, the president of UcoleBio Corp., a subsidiary in which we have a 73% ownership interest. The note is due and payable on demand and the unpaid balance of this note was $48,453 at December 31, 2005.


      In February 2002, we issued a note in the principal amount of $100,000, bearing interest at a rate of 8% per annum, to Kyungioils Co., Ltd. The note is due and payable on demand and the unpaid balance on this note was $18,494 at December 31, 2005.


      In January 2002, we issued a note in the principal amount of $846,835 to KTB Network. The note bore interest at a rate of 10.2% per annum, was due and payable in full in December 2004 and was guaranteed by the Industrial Bank of Korea. We defaulted on periodic payments owed under the note in June 2004 and the guarantor, Industrial Bank of Korea, agreed to assume the note and make payments thereunder as of July 27, 2004.


Convertible Debentures


      On October 9, 2001, we issued KOTEC a convertible debenture in the principal amount of $1,950,200. At December 31, 2003, the convertible debenture had a face value of $1,666,791, a guaranteed yield of 8.64% per annum on maturity, and an annual coupon rate of 3% payable quarterly. The debenture was convertible into a maximum of 1,538,460 shares of our common stock at any time prior to three business days before the maturity date of October 9, 2004. During 2004, we defaulted on the repayment of the convertible debenture and its guarantor, KOTEC, repaid the balance on our behalf.


Government Loans


      On March 2, 2003, we received a non-interest bearing, unsecured government loan in the principal amount of $61,779. The loan must be repaid in three annual installments of $20,593, beginning February 26, 2004. The loan matures in its entirety in February 2006. At December 31, 2005, we were $62,659 in arrears under this loan arrangement.


      We received a $316,181 government loan in connection with certain research and development projects over the period from 1999 to 2002. The projects were not successful and, therefore, we are obligated to refund to the government the principal amount of the loan. We repaid $21,034 of the amount due under this loan in our 2004 fiscal year. At December 31, 2005, we were $295,147 in arrears under this loan arrangement.

      In 2001, we received loans in the amounts of $225,984 and $12,676, and in 2003 we received a loan in the amount of $77,520, from the Korean Ministry of Commerce, Industry and Energy in connection with a research and development project related to a protein chip. During our 2005 fiscal year, we transferred this research and development project to Samsung Everland Co., Ltd. and, in connection with such transfer, we made a payment to Samsung Everland of $134,454 on April 4, 2005.


Other Loans


      In December 2004, we received a loan in the principal amount of $63,382 from our customer, Sim Chon Co., Ltd. The loan is non interest bearing and due and payable on demand. The principal amount of $49,450 was repaid during our 2005 fiscal year. As of December 31, 2005, the balance of the loan was $13,932.


Related Party Transactions


      See "Certain Relationships and Related Party Transactions" included elsewhere in this report for a full description of transactions to which we were or will be a party, in which the amount involved exceeds $60,000, and in which any director, executive officer, stockholder of more than 5% of our common stock or any member of their immediate family had or will have a direct or indirect material interest.


Critical Accounting Policies

      Our financial position, results of operations and cash flows are impacted by the accounting policies we have adopted. In order to get a full understanding of our financial statements, one must have a clear understanding of the accounting policies employed. A summary of our critical accounting policies follows:


BASIS OF PRESENTATION. The consolidated financial statements include our accounts and the accounts of UcoleBio Corp., a company in which Eugene Science Korea holds a 74% ownership interest. Intercompany accounts and transactions have been eliminated on consolidation. These consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the year.


UNIT OF MEASUREMENT. The United States Dollar has been used as the unit of measurement in our consolidated financial statements.


USE OF ESTIMATES. The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires our management to make estimates and assumptions that affect the amounts reported in the financial statements and related notes to financial statements. These estimates are based on management's best knowledge of current events and actions we may undertake in the future. Actual results may ultimately differ from estimates, although management does not believe such changes will materially affect the financial statements in any individual year.


REVENUE RECOGNITION. We generate revenues from sales of manufactured goods and merchandise, as well as rental of the company's buildings. Revenues from products sales are recognized in accordance with Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," or SAB No. 101, when delivery has occurred provided there is persuasive evidence of an agreement, the fee is fixed or determinable and collection of the related receivable is probable.


GOVERNMENT GRANTS. Government grants are recognized as income over the periods necessary to match them with the related costs that they are intended to compensate.


CURRENCY TRANSLATION. Our functional currency is Korean Won. Adjustments to translate those statements into United States Dollars at the balance sheet date are recorded in other comprehensive income. Foreign currency transactions of the Korean operation have been translated to Korean Won at the rate prevailing at the time of the transaction. Realized foreign exchange gains and losses have been charged to income in the year.


CASH AND EQUIVALENTS. Highly liquid investments with maturities of three months or less when purchased are considered cash equivalents and recorded at cost, which approximates fair value.

PROPERTIES AND EQUIPMENT. Properties and equipment are stated at cost. Major renewals and betterments are capitalized and expenditures for repairs and maintenance are charges to expense as incurred. Depreciation is computed using the straight line method over the following periods:


     Building                        20-40 years


     Machinery                       10 years


     Vehicles                        5 years


     Furniture and equipment         3-5 years


INTANGIBLE ASSETS. Intangible assets such as costs of obtaining industrial rights and patents are stated at cost, net of depreciation computed using the straight line method over 5 to 10 years.


INVENTORIES. Inventories are stated at the lower of cost or net realizable value. Net realizable value is determined by deducting selling expenses from selling price. The cost of inventories is determined on the first in first out method, except for materials intransit for which the specific identification method is used.


INVESTMENTS. Investments in available for sale securities are being recorded in accordance with FAS 115, "Accounting for Certain Investments in Debt and Equity Securities." Equity securities that are not held principally for the purpose of selling in the near term are reported at fair market value with unrealized holding gains and losses excluded from earnings and reported as a separate component of stockholders' equity.


FINANCIAL INSTRUMENTS. Fair values of cash equivalents, short term and long term investments and short term debt approximate cost. The estimated fair values of other financial instruments, including debt, equity and risk management instruments, have been determined using market information and valuation methodologies, primarily discounted cash flow analysis. These estimates require considerable judgment in interpreting market data, and changes in assumptions or estimation methods could significantly affect the fair value estimates.


Recent Accounting Pronouncements


In November 2004, the FASB issued SFAS No. 151, "Inventory Costs an amendment of ARB No. 43, Chapter 4," or SFAS 151. This statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). As currently worded in ARB 43, Chapter 4, the term "so abnormal" was not defined and its application could lead to unnecessary noncomparability of financial reporting. SFAS 151 eliminates that term and requires that those items be recognized as current period charges regardless of whether they meet the criterion of "so abnormal." In addition, SFAS 151 requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. We do not believe that the adoption of SFAS 151 will have a material impact on our consolidated financial statements.


In December 2004, the FASB issued SFAS No. 153, "Exchanges of Non monetary Assets an amendment of APB Opinion No. 29," or SFAS 153. SFAS 153 amends Opinion 29 to eliminate the exception for non monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non monetary assets that do not have commercial substance. A non monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. We do not believe that the adoption of FAS 153 will have a material impact on our consolidated financial statements.


In December 2004, the FASB issued a revision to SFAS No. 123, "Share Based Payment," or SFAS 123R. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award (with limited exceptions). That cost will be recognized over the period during which the employee is required to provide service in exchange for the award (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Employee share purchase plans will not result in recognition of compensation cost if certain conditions are met. Such conditions are much the same as the related conditions in SFAS 123. SFAS 123R is effective for public entities that do not file as small business issuers as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. SFAS 123R applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. The cumulative effect of initially applying SFAS 123R, if any, is recognized as of the required effective date and we do not expect that it will have a material impact on our consolidated financial statements.

Risk Factors


      The following risks could affect our business, financial results and results of operations. These risk factors should be considered in connection with evaluating the forward looking statements contained in this Annual Report on Form 10-KSB because these factors could cause the actual results and conditions to differ materially from those projected in the forward looking statements.


Our independent registered public accounting firm has a going concern qualification in their opinion contained in our audited financial statements which raises substantial doubt about our ability to continue as a going concern.


As a result of our substantial historical operating losses, limited revenues and working capital and our capital needs, our independent registered public accounting firm added a going concern qualification in their report contained in our audited consolidated financial statements for the fiscal year ended December 31, 2005 which raises substantial doubt about our ability to continue as a going concern. While we have relied principally in the past on external financing to provide liquidity and capital resources for our operations, we can provide no assurance that cash generated from our operations together with cash received in the future from external financing will be sufficient to enable us to continue as a going concern.


We will need to raise additional capital and it may not be available to us on favorable terms or at all. Our inability to obtain any needed additional capital on favorable terms could adversely affect our business, results of operations and financial condition.


We will need to raise additional capital over the next twelve months to support our operations, meet competitive pressures and respond to unanticipated requirements during and beyond that period. While there are no definitive arrangements with respect to sources of additional financing, management is optimistic that these funds can be raised through debt and/or equity offerings. However, our inability to obtain additional financing, when needed or on favorable terms, could materially adversely affect our business, results of operations and financial condition and could cause us to curtail or cease operations.


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


In our 2005 fiscal year, sales to four major customers accounted for 88% of our total revenue. We may fail to capture a share of the market for such products. Because we are dependent on a limited number of customers, any decrease or elimination of such customers' purchases could materially harm our business.


We face product liability risks and may not be able to obtain adequate insurance to protect ourselves against losses.


We maintain liability insurance with policy limits generally of $200,000 per occurrence and $200,000 per year. Our insurance coverage includes property, casualty, comprehensive general liability, and products liability insurance. We believe that our insurance coverage is adequate. The testing, marketing, and sale of health care products, however, entail an inherent risk of product liability. We cannot assure that product liability claims relating to dietary supplement products will not be asserted against us, our licensees, or third parties with whom we operate. Many claims related to dietary supplements have already been brought against businesses in our industry. Further, we cannot assure that such insurance will provide adequate coverage against any potential claims. A product liability claim or product recall could have a material adverse effect on our business, financial condition, or results of operations.

We may experience difficulty in entering international markets.


      The creation of strategic customer relationships and the marketing and sale of our functional nutrition technology and products could experience difficulty entering both the U.S. and additional international markets due to greater regulatory barriers, the necessity of adapting to new regulatory systems and problems related to entering new markets with different cultural bases and political systems. Operating in international markets exposes us to certain risks, including, among other things: (i) changes in or interpretations of foreign regulations that may limit our ability to sell certain products; (ii) exposure to currency fluctuations; (iii) the potential imposition of trade or foreign exchange restrictions or increased tariffs; and (iv) political instability. In addition, there can be no assurance that we will be able to enter into agreements with additional international marketing partners and thereby would limit the expansion of our revenue base.


We rely on patents, licenses and intellectual property rights to protect our proprietary interests.


      Our success depends in part on our ability to obtain patents, licenses and other intellectual property rights covering our products. There can be no assurance that our licenses, patents and patent applications are sufficiently comprehensive to protect our products. The process of seeking further patent protection can be long and expensive, and there can be no assurance that we will have sufficient capital reserves to cover the expense of patent prosecution for their application or that all or even any patents will issue from currently pending or any future patent applications or that any of the patents when issued will be of sufficient scope or strength to provide meaningful protection or any commercial advantage to us. While we believe the bases on which patent applications were filed correspond to the patents that have been issued for composition and method of production and use are reasonable given the issuance of the latter patents, there can be no assurance that the patents for which we have applied will be issued. We may be subject to or may be required to initiate interference proceedings with international patent and trademark authorities. Such proceedings could demand significant financial and management resources. We may receive communications alleging possible infringement of patents or other intellectual property rights of others. We believe that in most cases we could obtain necessary licenses or other rights on commercially reasonable terms, but we may be unable to do so. In addition, litigation could ensue or damages for any past infringements could be assessed. Litigation, which could result in substantial cost to and diversion of efforts by our management, may be necessary to enforce patents or our other intellectual property rights or to defend against claimed infringement of the rights of others. The failure to obtain necessary licenses or other rights or litigation arising out of infringement claims could have a material adverse effect on us.


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


      There can be no assurance that any of our products in development will be successfully developed or that we will achieve significant revenues from such products even if they are successfully developed. Our success is dependent upon our ability to develop and market our products on a timely basis. There can be no assurance that we will be successful in developing or marketing such products, or taking advantage of the perceived demand for such products. In addition, there can be no assurance that products or technologies developed by others will not render our products or technologies non competitive or obsolete.


We will rely in part on international sales, which are subject to additional risks.


      International sales may account for a significant portion of our revenues. International sales can be subject to many inherent risks that are difficult or impossible for us to predict or control, including:


      o     expected changes in regulatory requirements and tariffs;


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


      We anticipate that a significant expansion of operations will be required to address potential market opportunities. There can be no assurances that we will expand our operations in a timely or sufficient manner to capitalize on these market opportunities. The anticipated substantial growth is expected to place a significant strain on our managerial, operational and financial resources and systems. While management believes it must implement, improve and effectively use our operational, management, research and development, marketing, financial and employee training systems to manage anticipated substantial growth, there can be no assurances that these practices will be successful.


We do not have a separate standing audit committee, compensation committee or nominating and corporate governance committee, so the duties customarily delegated to those committees are performed by the board of directors as a whole, and no director is an "audit committee financial expert" as defined by the rules and regulations of the securities and exchange commission.


      Our Board of Directors consists of four members. The Board of Directors as a whole performs the functions of an Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee. None of the directors is considered "independent" under Rule 4200(a)(15) of the National Association of Securities Dealers listing standards, and none qualifies as an audit committee financial expert as defined in Item 401 of Regulation S-B. Accordingly, we will not be able to list our common stock with a nationally recognized exchange until we recruit independent directors to the Board and restructure our Board to comply with various requirements currently in place by those self regulating organizations, and as a result, it may be difficult for you to sell our common stock.


Our business is subject to the potential adverse consequences of exchange rate fluctuations.


      We expect to conduct business in various foreign currencies and will be exposed to market risk from changes in foreign currency exchange rates and interest rates. Fluctuations in exchange rates between the U.S. Dollar and such foreign currencies may have a material adverse effect on our business, results of operations, and financial condition and could specifically result in foreign exchange gains and losses. The impact of future exchange rate fluctuations on our operations cannot be accurately predicted. To the extent that the percentage of our non U.S. Dollar revenue derived from international sales increases in the future, our exposure to risks associated with fluctuations in foreign exchange rates will increase further. Moreover, as a result of operating a manufacturing facility in South Korea, a substantial portion of our costs are and will continue to be denominated in the South Korean Won. Adverse changes in the exchange rates of the South Korean Won to the U.S. Dollar will affect our costs of goods sold and operating margins and could result in exchange losses.


The requirements of the Sarbanes Oxley Act, including Section 404, are burdensome, and our failure to comply with them could have a material adverse affect on our business and stock price.

      Except with respect to the adoption of our Code of Conduct and Ethics and our compliance with certain requirements specifically applicable to our Annual Report on Form 10-KSB and our other periodic reports, our management has not commenced any specific procedures to comply with the requirements of the Sarbanes-Oxley Act of 2002, including, specifically, the process necessary to implement the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires our management to assess the effectiveness of our internal controls over financial reporting and include an assertion in our annual report as to the effectiveness of our controls. Beginning with our Annual Report on Form 10-KSB for the fiscal year ending December 31, 2007, unless otherwise amended by the Securities and Exchange Commission, our independent registered accounting firm will be required to attest to whether our assessment of the effectiveness of our internal control over financial reporting is fairly stated in all material respects and separately report on whether it believes we maintained, in all material respects, effective internal controls over financial reporting as of December 31, 2007. Because of our management's lack of resources, and our limited operations, we have not commenced the process of preparing the system and process documentation, performing an evaluation of our internal controls required for our management to make this assessment and for our independent registered public accounting firm to provide their attestation report, and accordingly, have not begun testing the effectiveness of these internal controls. We expect that this process will require significant amounts of our management's time and resources, as well as higher expenses in the form of higher audit and review fees, higher legal fees and higher internal costs to document, test and potentially remediate internal controls. Accordingly, with respect to Section 404 in particular, there exists a significant risk that we will not be able to meet all the requirements of Section 404 by the end of fiscal year 2007, when we are required to report on our internal controls and provide our independent registered public accounting firm's opinion thereon. Additionally, even in the event we attempt to comply with Section 404, in the course of evaluation and testing, management may identify deficiencies that will need to be addressed and remediated, which could potentially have a material adverse effect on our stock price and could result in significant additional expenditures.


Risks related to our industry


Our failure to comply with current or future governmental regulations could adversely affect our business.


      The formulation, manufacturing, packaging, labeling, advertising, distribution, and sale of functional foods and food additives, such as those sold by us, are subject to regulation by a number of United States federal, state and local agencies, including the FDA and the United States Federal Trade Commission, or FTC, as well as government agencies in other countries where we may operate. Among other matters, this regulation is concerned with product safety and claims made with respect to a product's ability to provide health related benefits. These agencies have a variety of procedures and enforcement remedies available to them, including the following:

      o     initiating investigations;
      o     issuing warning letters and cease and desist orders;
      o     requiring corrective labeling or advertising;
      o requiring consumer redress, such as requiring that a company offer to repurchase products previously sold to consumers;
      o     seeking injunctive relief or product seizures; and
      o     imposing civil penalties or commencing criminal prosecution.


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


      To date, we have had a very limited trading volume in our common stock. As long as this condition continues, the sale of a significant number of shares of common stock at any particular time could be difficult to achieve at the market prices prevailing immediately before such shares are offered. In addition, sales of substantial amounts of common stock, including shares issued upon the exercise of outstanding options and warrants, under Rule 144 promulgated under The Exchange Act or otherwise could adversely affect the prevailing market price of our common stock and could impair our ability to raise capital at that time through the sale of our securities.


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


The sale of our common stock on the over the counter bulletin board and the potential designation of our common stock as a "penny stock" could impact the trading market for our common stock.


      Our securities, as traded on the Over-the-Counter Bulletin Board, are subject to Securities and Exchange Commission rules that impose special sales practice requirements upon broker dealers who sell such securities to persons other than established customers or accredited investors. For purposes of the rule, the phrase "accredited investors" means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse's income, exceeds $300,000). For transactions covered by the rule, the broker dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Consequently, the rule may affect the ability of broker dealers to sell our securities and also may affect the ability of purchasers to sell their securities in any market that might develop therefor.

      In addition, the Securities and Exchange Commission has adopted a number of rules to regulate "penny stock." Because our securities may constitute "penny stock" within the meaning of the rules, the rules would apply to us and to our securities. The rules may further affect the ability of owners of our common stock to sell our securities in any market that might develop for them.


      Stockholders should be aware that, according to Securities and Exchange Commission, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) "boiler room" practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker dealers; and (v) the wholesale dumping of the same securities by promoters and broker dealers after prices have been manipulated to a desired level, resulting in investor losses.


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


Our officers and directors own a significant portion of our common stock, which could limit our stockholders' ability to influence the outcome of key transactions.


      As of December 31, 2005, our officers and directors and their affiliates owned approximately 40.75% of our outstanding voting shares. As a result, our officers and directors are able to exert considerable influence over the outcome of any matters submitted to a vote of the holders of our common stock, including the election of our Board of Directors. The voting power of these stockholders could also discourage others from seeking to acquire control of us through the purchase of our common stock, which might depress the price of our common stock.


Item 7. Financial Statements.


      Our consolidated balance sheet as of December 31, 2005, statements of operations, stockholders' equity and cash flows for the years ended December 31, 2005 and 2004, notes to our consolidated financial statements and the report of our independent registered public accounting firm are referenced below.


Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

      None.


Item 8A. Controls and Procedures.

      We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.


      We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our "disclosure controls and procedures" as of the end of the period covered by this annual report, pursuant to Rules 13- 15(b) and 15d-15(b) under the Exchange Act. Based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures, as of the end of the period covered by this annual report, were effective in timely alerting them to material information relating to us required to be included in our periodic SEC filings.

      There has been no change in our internal control over financial reporting (as defined in Rules 13(a)-15(f) and 15(d)-15(f) under the Exchange Act) during the fourth fiscal quarter ended December 31, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

      Section 404 of the Sarbanes-Oxley Act of 2002 requires management's annual review and evaluation of our internal controls, and an attestation of the effectiveness of these controls by our independent registered public accountanting firm beginning with our Annual Report on Form 10-KSB for the fiscal year ending December 31, 2007. We plan to dedicate significant resources, including management time and effort, and to incur substantial costs in connection with our Section 404 assessment. The evaluation of our internal controls will be conducted under the direction of our principal executive officer and principal financial officer. We will continue to work to improve our controls and procedures, and to educate and train our employees on our existing controls and procedures in connection with our efforts to maintain an effective controls infrastructure.

Item 8B. Other Information.

      None.

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.


Directors

      The following table and biographical summaries set forth, with respect to each director, his or her age, position or positions in the Company, the year in which he first became a director of the Company, and his principal occupations or employment during at least the past five years.

   Name          Age                   Position
   ----          ---                   --------
Seung Kwon Noh   45    President, Chief Executive Officer and Director
Tae Hwan Lee     43    Senior Vice President,
                           Sales and Marketing, and Director
Se Cheon Ahn     45    Senior Vice President,
                           Plant and Manufacturing, and Director
Tony Kim         33    Director


      Seung Kwon Noh is our founder and has served as our president and as a member of our board of directors since our inception in July 1997. Mr. Noh is also the president and chief executive officer of OnBio Corporation, a company that manufactures functional cooking oil. Mr. Noh also serves a director of the Korea Bio venture Association. Mr. Noh received a bachelor of arts degree in microbiology from Seoul National University, a master of science degree in biological engineering from the Korea Advanced Institute of Science and Technology and a master of science degree in biotechnology from Durham University in the United Kingdom.


      Tae Hwan Lee has served as our senior vice president, sales and marketing, since March 2004. Prior to joining us, Mr. Lee worked in sales and marketing for EucholBio, Inc. from April 2003 to March 2004. From January 2002 to December 2002, Mr. Lee worked in marketing for IGM, Inc. Prior to that, Mr. Lee provided marketing related consulting services to JTB Planning, Inc. for the period from January 2000 through January 2002. Mr. Lee received a bachelor of arts degree in liberal arts from Korea University.


      Se Cheon Ahn has served as our vice president, plant and manufacturing, since March 2004. Prior to being appointed vice president, Mr. Ahn served as our director of production from June 2001 through March 2004. Prior to joining us, Mr. Ahn served as the director of products for Sindongbang Company, Ltd. from January 2000 to March 2001. Mr. Ahn received a bachelor of arts degree in chemical engineering from Hanyang University.


      Tony Kim joined our board of directors in April 2005. Since November 2004, Mr. Kim has been president and a member of the board of directors of Telos, LLC, an investment management company. Mr. Kim also serves on the board of directors of Red Queen Entertainment, a multi media entertainment company. From February 1998 through April 2002, Mr. Kim was vice president of Saymee K, Inc., the parent company of several fashion brands including Drunknmunky Clothing, Hudson Jeans and Protrend Limited. Mr. Kim graduated from the University of California, Los Angeles with a bachelor of arts degree in sociology.


      Until further determination by our board of directors, the full board of directors will undertake the duties of an audit committee, a compensation committee and a nominating and corporate governance committee.

Executive Officers

      The following table and biographical summaries set forth, with respect to each of our executive officers, his age, position or positions with us, the period during which he has served as such and his principal occupations or employment during at least the past five years.


        Name          Age                     Position
        ----          ---                     --------
Seung Kwon Noh         45   President,   Chief   Executive   Officer  and
                            Director
Tae Hwan Lee           43   Senior Vice  President,  Sales and Marketing,
                            and Director
Se Cheon Ahn           45   Senior  Vice   President,   Production,   and
                            Director
Jae Hong Yoo           38   Chief Financial Officer


      Biographical summaries regarding Messrs. Noh, Lee and Ahn have been presented earlier.

      Jae Hong Yoo joined us in 2002 and serves as our chief financial officer. Prior to joining us, Mr. Yoo served as a manager of human resources for Interpark Co., Ltd. from December 19999 to August 2001. Mr. Yoo received a bachelor of arts degree in computer engineering from Kwangwoon University.


      None of our executive officers are party to any employment agreements with us. Each of Mr. Lee, Mr. Ahn and Mr. Yoo are party to employment agreements with Eugene Science Korea, our majority owned subsidiary.


      None of our executive officers and directors, nor any of their affiliates, beneficially own any of our equity securities or rights to acquire any of our securities except as otherwise described herein, and no such persons have been involved in any transaction with us or any of our directors, executive officers or affiliates that is required to be disclosed pursuant to the rules and regulations of the SEC, other than with respect to the transactions that have been described in this report or in any prior reports filed by us with the SEC.

Section 16(a) Beneficial Ownership Reporting Compliance

      The members of the our board of directors, our executive officers and persons who hold more than 10% of the our outstanding common stock are subject to the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended, which requires them to file reports with respect to their ownership of the common stock and their transactions in such common stock. Based upon (i) the copies of Section 16(a) reports that we received from such persons for their 2005 fiscal year transactions in our common stock and their common stock holdings and/or (ii) the written representations received from one or more of such persons that no other reports were required to be filed by them for the 2005 fiscal year, we believe that all reporting requirements under Section 16(a) for such fiscal year were met in a timely manner by our executive officers, board members and greater than 10% stockholders.

Code of Ethics

      We have adopted a Code of Conduct and Ethics that applies to our principal executive officer, principal financial officer and principal accounting officer. We intend to make a copy of the Code of Conduct and Ethics available on our website and a copy of the Code of Conduct and Ethics may be obtained by any person, without charge, upon written request delivered to Eugene Science, Inc.,
Attn: Corporate Secretary, Eugene Science, Inc., 16-7, Samjung-dong, Ojung-gu, Bucheon, Kyonggi-Do, Korea. We will disclose any amendment to, or waiver from, a provision of the Code of Conduct and Ethics by posting such information on our website when we have completed the process of making the Code of Conduct and Ethics available on our website.


Item 10. Executive Compensation.


Ezcomm Enterprises, Inc. (now Eugene Science, Inc.)

      Ezcomm Enterprises did not have a bonus, profit sharing, or deferred compensation plan for the benefit of its employees, officers or directors during any of the three most recently completed fiscal years. Ezcomm Enterprises has not paid any salaries or other compensation to its officers, directors or employees in an amount equal to or in excess of $100,000 since its inception. Further, Ezcomm Enterprises has not entered into employment agreements with its officers, directors or any other persons. Ezcomm Enterprises has not accrued any officer compensation.

      There were no option grants to any executive officers during Ezcomm Enterprises' fiscal year ended May 31, 2005, and no options were exercised by any executive officer during the fiscal year ended May 31, 2005.

      Ezcomm Enterprises did not compensate any director in the 2003, 2004 or 2005 fiscal years.

Eugene Science, Inc.

      The following table sets forth the salary and bonus earned for the three fiscal years ended December 31, 2005, by our chief executive officer. None of our other executive officers earned total annual salary and bonus in excess of $100,000 during the 2005 fiscal year. Our chief executive officer shall be referred to in this proxy statement as the "named executive officer."

                                                  Annual Compensation      Long Term Compensation
                                                                          Securities   All Other
                                                                          Underlying   Compensation
    Name and Principal Position      Year       Salary ($)    Bonus ($)   Options(#)       ($)
--------------------------------   ----------   ----------   ----------   ----------   ------------
Seung Kwon Noh                           2005   $  110,000         --           --           --
--------------------------------   ----------   ----------   ----------   ----------   ------------
     Chief Executive Officer and         2004      110,000         --           --           --
     President                           2003      110,000         --           --           --

--------------------------------

Stock Options

      No options were granted to our named executive officer during the 2005 fiscal year nor were any options exercised by our named executive officer during the 2005 fiscal year.

Director Compensation.

      We currently do not pay any fees to our directors or any fees for each board or committee meeting which is attended in person or telephonically. We do, however, reimburse directors for their reasonable travel expenses to attend meetings.

Employment Agreements.

      We have not entered into an employment agreement with our named executive officer.


Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.


      The following table sets forth certain information known to us regarding the beneficial ownership of our common stock as of March 31, 2006 by: (i) each stockholder known to us to be a beneficial owner of more than five percent (5%) of our common stock; (ii) each of our directors; (iii) our named executive officer; and (iv) all of our current directors and executive officers as a group.

                                               Number of Shares    Percentage of
                                                Beneficially       Outstanding
Name and Address (1)                              Owned (2)         Shares (2)
--------------------                              ---------         ----------

Seung Kwon Noh(3)                                   10,301,079            33.05%

Tony Kim(4)                                          2,306,339              7.4%

Se Cheon Ahn(5)                                         92,253                *

Tae Hwan Lee                                              --                  *

H&Q Asia Pacific(6)                                  2,767,606             8.88%

Telos, LLC(7)                                        2,306,339              7.4%

All  directors  and  executive  officers as a       12,699,676            40.75%
group (5 persons)(3)(4)(5)

------------------

* less than one percent (1%).

(1) Unless otherwise indicated, the business address of each holder is: c/o Eugene Science, Inc., 16-7 Samjung-dong, Ojung-gu, Bucheon, Kyonggi-Do, Korea.

(2) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and investment power with respect to shares. Unless otherwise indicated, the persons named in the table have sole voting and sole investment control with respect to all shares beneficially owned, subject to community property laws where applicable. The number and percentage of shares beneficially owned are based on 31,165,974 shares of common stock outstanding as of March 31, 2006. Shares of common stock subject to options and warrants currently exercisable, or exercisable within 60 days of March 31, 2006, are deemed beneficially owned and outstanding for purposes of computing the percentage of the person holding such securities, but are not considered outstanding for computing the percentage of any other person.

(3)   Includes (i) 728,346 shares beneficially owned by Mr. Noh's spouse, and
      (ii) 922,536 shares held by OnBio Corporation, an entity of which Mr. Noh is an executive officer and has an ownership interest. Mr. Noh may be deemed to beneficially own the shares held by OnBio Corporation, but disclaims beneficial ownership in such shares except to the extent of his pecuniary interest therein.

(4) Consists of 2,306,339 shares of common stock held by Telos, LLC, an entity of which Mr. Kim is a director and executive officer and has an ownership interest. Mr. Kim may be deemed to beneficially own the shares held by Telos, LLC, but disclaims beneficial ownership in such shares except to the extent of his pecuniary interest therein.

(5) Consists of 92,253 shares subject to options exercisable within 60 days after March 31, 2006.

(6) Includes 1,383,803 shares held by APGF3 Korea Investment and 1,282,803 shares held by KGRF Korea Investment, both of which are affiliates of H&Q Asia Pacific.

(7) Address is 6300 Wilshire Blvd., Suite 1730, Los Angeles, California 90048. Mr. Kim is a director and executive officer and has an ownership interest in Telos, LLC.

Equity Compensation Plan Information

      As of March 31, 2006, we did not have any compensation plans (including individual compensation arrangements) under which our equity securities were authorized for issuance.


Item 12. Certain Relationships and Related Transactions.


Transactions with Affiliated Companies

      OnBio Corporation

      In March 2005, we assigned our raw cooking oil supply contract to OnBio Corporation. Mr. Noh, our president, chief executive officer, board member and significant stockholder, is also the chief executive officer and a significant stockholder of OnBio Corporation.

      OnBio Corporation is one of our suppliers for DG oil and was our largest customer in 2005. At December 31, 2005, we had an account receivable from OnBio Corporation in the amount of $1,780,746, resulting primarily from the purchase of our raw cooking oil. The total amount of the account receivable from OnBio Corporation was written off at the end of our 2005 fiscal year.

      During our 2004 and 2005 fiscal years, both we and Onbio Corporation periodically provided cash advances to each other. At December 31, 2005, we had advanced an aggregate of approximately $970,061 to OnBio Corporation. All advances accrue interest at a rate of 9% per annum and are due on demand. OnBio Corporation is currently in financial difficulty. However, we believe that OnBio Corporation will be able to repay the outstanding advance upon the sale of shares of our common stock held by OnBio Corporation.

      We provided a $418,600 term deposit at December 31, 2003 as security for a loan incurred by OnBio Corporation. During our 2004 fiscal year, the term deposit ceased and we loaned the proceeds to Onbio Corporation for repayment of its bank loan. At December 31, 2005, the principal amount of $418,600 remains outstanding.

      Nutra Nano Tech

      Tony Kim, a member of our board of directors, is the chief executive officer of Nutra Nano Tech, a company that we have contracted with to market and distribute our CholZero capsules in the United States. We have entered into a license agreement with Nutra Nano Tech which gives Nutra Nano Tech an exclusive right and license to distribute, market, advertise, sell and otherwise exploit our CholZero-branded products, including, but not limited to, our CholZero capsules, CholZero green tea and CholZero seaweed. Our CholZero-branded products contain our patented CZ Series ingredient. As a result of this license agreement, every CholZero-branded product distributed in North America may only be distributed through Nutra Nano Tech. Nutra Nano Tech intends to launch an infomercial marketing campaign for our CholZero capsules in May 2006.

      Telos, LLC

      On March 1, 2005, we issued 2,500,000 shares of our common stock in a private placement transaction to Telos, LLC at a purchase price of approximately $0.40 per share. These shares were exchanged for 23,063,381 shares of our common stock pursuant to the exchange transaction, and the exercise price was adjusted accordingly. Following the reverse stock split, Telos LLC owned 2,306,339 shares of our common stock. Tony Kim, a member of our board of directors, is also a executive officer, manager and member of Telos, LLC.

      Boo Won Sil Up

      During our 2004 and 2005 fiscal years, we purchased goods from Boo Won Sil Up, an entity controlled by the father of Mr. Noh, our president, chief executive officer, board member and significant stockholder. As of December 31, 2005, we had an account payable of $119,272 due to Boo Won Sil Up.

Transactions with Officers and Directors

      At various times during our 2005 fiscal year, we received advances from Mr. Noh, our president, chief executive officer, board member and principal stockholder, in the aggregate amount of $6,169. The advances accrued interest at a rate of 9% per annum and were due and payable on demand. We repaid such advances in their entirety during the first half of our 2005 fiscal year. At December 31, 2005, we had received $282,915 in additional advances from Mr. Noh. These advances accrue interest at a rate of 9% per annum and are due and payable on demand.

Item 13. Exhibits.


      The exhibits set forth below are filed as part of this Annual Report on Form 10-KSB:


Exhibit
Number                                 Description
------                                 -----------
2.1 Exchange Agreement by and among Ezcomm Enterprises, Inc., Eugene Science (Korea) and certain stockholders of Eugene Science (Korea), dated September 1, 2005 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on September 7,
           2005).
2.2        Amendment No. 1 to Exchange Agreement (incorporated by reference to
           Exhibit 2.2 to our Current Report on Form 8-K filed with the SEC on October 6, 2005).
3.1        Certificate of Incorporation (incorporated by reference to Exhibit
           3.11 to our Registration Statement on Form 10-SB filed with the SEC on February 20, 2004).
3.2 Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.12 to our Registration Statement on Form 10-SB filed with the SEC on February 20, 2004)
3.3 Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to our Current Report on Form 8-K filed with the SEC on October 6, 2005).
3.4 Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit A to our Information Statement on Schedule 14C filed with the SEC on December 1, 2005).
3.5 Bylaws (incorporated by reference to Exhibit 3.2 to our Registration Statement on Form 10-SB filed with the SEC with the SEC on February 20, 2004)
4.1 Warrant to Purchase Common Stock of Eugene Science, Inc., dated September 30, 2005, issued to WestPark Capital, Inc. (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on October 6, 2005).
10.1 Agreement of Property Sales Contract between Eugene Science (Korea) and Wando Seafood Distributions, Co., Ltd., dated January 16, 2004 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on October 6, 2005).
10.2 Memorandum of Understanding between Korea Ginseng Corp. and Eugene Science (Korea), dated March 12, 2004 (incorporated by reference to
           Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on October 6, 2005)

10.3 Agreement of Product Supply between Amway Korea, Ltd. and Eugene Science (Korea), dated November 11, 2004 (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on October 6, 2005)
10.4 Strategic Alliance Agreement between Archer Daniels Midland Company and Eugene Science (Korea), dated April 8, 2004 (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed with the SEC on October 6, 2005)
10.5 Distribution Agreement by and between Toong Yeuan Enterprise Co., Ltd. and Eugene Science (Korea), dated February 18, 2003 (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed with the SEC on October 6, 2005).
10.6 Distribution Agreement by and between Hokuyo Koeki Co., Ltd. and Eugene Science (Korea), dated May 21, 2002 (incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed with the SEC on October 6, 2005).
10.7 License Agreement between Nutra Nano Tech, Inc. and Eugene Science (Korea), dated May 20, 2005 (incorporated by reference to Exhibit
           10.7 to our Current Report on Form 8-K filed with the SEC on October 6, 2005).
10.8       Marketing Agreement between Hokuyo Koeki Co., Ltd. and Eugene
           Science (Korea), dated March 8, 2001 (incorporated by reference to
           Exhibit 10.8 to our Current Report on Form 8-K filed with the SEC on October 6, 2005).
10.9 Material Transfer Agreement between Archer Daniels Midland Company and Eugene Science (Korea), dated November 19, 2001 (incorporated by reference to Exhibit 10.9 to our Current Report on Form 8-K filed with the SEC on October 6, 2005).
10.10      Investment Agreement by and between Hokuyo Koeki Co., Ltd. and
           Eugene Science (Korea), dated March 21, 2002 (incorporated by reference to Exhibit 10.10 to our Current Report on Form 8-K filed with the SEC on October 6, 2005).
10.11 Share Subscription Agreement by and between Telos, LLC and Eugene Science (Korea), dated January 19, 2005 (incorporated by reference to
           Exhibit 10.11 to our Current Report on Form 8-K filed with the SEC on October 6, 2005).
10.12 Amendment to Subscription Agreement by and between Telos, LLC and Eugene Science (Korea), dated February 2, 2005 (incorporated by reference to Exhibit 10.12 to our Current Report on Form 8-K filed with the SEC on October 6, 2005).
10.13      Lease Agreement by and between Bestian Partners Co., Ltd. and
           Eugene Science (Korea), dated June 24, 2005 (incorporated by reference to Exhibit 10.14 to our Current Report on Form 8-K filed with the SEC on October 6, 2005).
10.14 Employment Agreement between Eugene Science (Korea) and Jae Hong Yoo, dated July 28, 2002 (incorporated by reference to Exhibit 10.15 to our Current Report on Form 8-K filed with the SEC on October 6,
           2005)*
10.15 Employment Agreement between Eugene Science (Korea) and Se Cheon Ahn, dated January 4, 2003 (incorporated by reference to Exhibit 10.16 to our Current Report on Form 8-K filed with the SEC on October 6,
           2005)*
10.16 Employment Agreement between Eugene Science (Korea) and Tae Hwan Lee, dated January 7, 2001 (incorporated by reference to Exhibit 10.17 to our Current Report on Form 8-K filed with the SEC on October 6,
           2005)*
14.1       Code of Conduct and Ethics
21.1       List of Subsidiaries.
23.1       Consent of Independent Registered Public Accounting Firm.
24.1       Power of Attorney (included on signature page hereto).
31.1 Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.
31.2 Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.
32.1 Certification of Principal Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.
32.2 Certification of Principal Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

---------------
* These exhibits are identified as management contracts or compensatory plans or arrangements pursuant to Item 13 of Form 10-KSB.

Item 14. Principal Accountant Fees and Services.

      The following table sets forth the aggregate fees billed to us by SF Partnership, LLP, our current independent registered public accounting firm, and Russell Bedford Stefanou Mirchandani, LLP, our former independent registered public accounting firm, for the fiscal years ended December 31, 2004 and December 31, 2005:

                     December 31, 2004   December 31, 2005
                     -----------------   -----------------
Audit Fees (1)       $          48,948   $          77,997
Audit-Related Fees                --                  --

Tax Fees (2)                     5,348               5,863

All Other Fees (3)                --                  --
                     -----------------   -----------------
      Total          $          54,296   $          83,860
---------------

(1) Includes fees for the professional services rendered for the audit of our annual financial statements and for review of the financial statements included in our quarterly reports on Form 10-QSB.
(2) Includes fees for the preparation and filing of our annual corporate tax returns.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                       EUGENE SCIENCE, INC.


                       By:     /s/    SEUNG KWON NOH
                          ---------------------------------
                          Seung Kwon Noh
                          President, Chief Executive Officer and Director (Principal Executive Officer)

Date: April 17, 2006

                                POWER OF ATTORNEY

      We, the undersigned directors and officers of Eugene Science, Inc., do hereby constitute and appoint Seung Kwon Noh and Jae Hong Yoo, and each of them, as our true and lawful attorney-in-fact and agents with power of substitution, to do any and all acts and things in our name and behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorney-in-fact and agent may deem necessary or advisable to enable said corporation to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Annual Report on Form 10-KSB, including specifically but without limitation, power and authority to sign for us or any of us in our names in the capacities indicated below, any and all amendments (including post-effective amendments) hereto; and we do hereby ratify and confirm all that said attorney-in-fact and agent, shall do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                              Title               Date
          Signature
    /s/    SEUNG KWON NOH          President, Chief Executive  April 17, 2006
------------------------------
        Seung Kwon Noh                Officer and Director
                                      (Principal Executive
                                            Officer)


     /s/    JAE HONG YOO            Chief Financial Officer    April 17, 2006
------------------------------
         Jae Hong Yoo               (Principal Financial and
                                           Accounting
                                            Officer)


     /s/    TAE HWAN LEE                    Director           April 17, 2006
------------------------------
         Tae Hwan Lee


     /s/    SE CHEON AHN                    Director           April 17, 2006
------------------------------
        Se Cheon Ahn


       /s/    TONY KIM                      Director           April 17, 2006
------------------------------
           Tony Kim

                              EUGENE SCIENCE, INC.
                       (FORMERLY EZCOMM ENTERPRISES, INC.)

                        CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2005 and 2004


                                    CONTENTS


Independent Auditors' Report                                               F-1

Consolidated Balance Sheet                                                 F-2

Consolidated Statements of Stockholders' Deficit                           F-3

Consolidated Statements of Operations                                      F-4

Consolidated Statements of Cash Flows                                      F-5

Notes to Financial Statements                                              F-6

                          INDEPENDENT AUDITORS' REPORT

To the Stockholders of
Eugene Science, Inc.
(Formerly Ezomm Enterprises, Inc.)

We have audited the consolidated balance sheets of Eugene Science, Inc. (Formerly Ezomm Enterprises, Inc.) and subsidiary (the "Company") as at December 31, 2005 and 2004 and the related consolidated statements of stockholders' deficit, operations and cash flows for the years then ended. The financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and 2004, and the results of its operation, changes in its accumulated deficit and its cash flows for the years ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses and negative working capital from operations and operates in a country whose economy is currently unstable, which raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Toronto, Canada                                    CHARTERED ACCOUNTANTS
March 17, 2006

EUGENE SCIENCE, INC.
(FORMERLY EZCOMM ENTERPRISES, INC.)
Consolidated Balance Sheet
December 31, 2005

                                                          2005
                       ASSETS
Current
  Cash and cash equivalents (note 3)                 $     23,356
  Accounts receivable (net of allowance for
   doubtful accounts $41,402; 2004 - $296,243)             94,969
  Accounts receivable from related companies                 --
(note 15)
  Inventory (note 4)                                       60,586
  Advances to a related company (note 5)                  970,062
  Prepaid and sundry assets (note 15)                     182,014
                                                     ------------
                                                        1,330,987
Properties and Equipment (note 6)                       9,284,340
Investments (note 7)                                      527,898
Intangible Assets                                         186,737
                                                     $ 11,329,962
                    LIABILITIES
Current
  Accounts payable                                   $  7,860,009
  Accounts payable to related party (note 15)             279,706
  Rental deposits (note 8)                                158,240
  Loans payable - current portion (note 9)             10,412,491
  Advances from related company (note 10)                  18,494
  Advances from shareholder (note 11)                     359,555
                                                     ------------
                                                       19,088,495
Accrued Severance                                         454,678
Deposit (note 6)                                        1,447,402
Loans Payable (note 9)                                     40,055
                                                     ------------
                                                       21,030,630
              STOCKHOLDERS' DEFICIENCY
Capital Stock (note 12)                                    31,166
Paid in Capital                                        16,418,734
Accumulated Other Comprehensive Loss                   (1,777,866)
Accumulated Deficit                                   (24,372,702)
                                                       (9,700,668)
                                                     $ 11,329,962


  (The accompanying notes are an integral part of these consolidated financial statements)

EUGENE SCIENCE, INC.
(FORMERLY EZCOMM ENTERPRISES, INC.)
Consolidated Statements of Stockholders' Deficit
Years Ended December 31, 2005 and 2004

                                                             Paid in          Accumulated
                                                             Capital in          Other                           Total
                                      Number of    Capital   excess of       Comprehensive    Accumulated    Stockholders'
                                       Shares       Stock    Par Value           Loss           Deficit         Deficit
                                     -----------   -------   ------------    -------------    -----------    -------------

Balance, January 1, 2004 (note 13)    35,368,800   $ 3,537   $ 15,223,558    $  (1,167,171)   $(14,293,380)  $    (233,456)

  Unrealized loss on investments              --        --             --          (78,490)            --          (78,490)

  Foreign exchange on translation             --        --             --         (431,058)            --         (431,058)

  Net loss                                    --        --             --               --     (3,735,589)      (3,735,589)

Balance, December 31, 2004            35,368,800   $ 3,537   $ 15,223,558    $  (1,676,719)   $(18,028,969)  $  (4,478,593)

Balance, January 1, 2005 (note 13)    35,368,800   $ 3,537   $ 15,223,558    $  (1,676,719)   $(18,028,969)  $  (4,478,593)

  Subsidiary options exercised                --        --        291,181               --             --          291,181

  Issuance of common shares by
    subsidiary (note 13)                      --        --        993,000               --             --          993,000

  Common shares issued on
    acquisition of Eugene Science,
    Inc. (note 13)                   272,790,948    27,279        (99,161)              --             --          (71,882)

  Issuance of common shares for
    consulting fees (note 13)          3,500,000       350         10,156               --             --           10,506

  Unrealized loss on investment               --        --             --          (68,252)            --          (68,252)

  Foreign exchange on translation             --        --             --          (32,895)            --          (32,895)

  Net loss                                    --        --             --               --     (6,343,733)      (6,343,733)

Balance, December 31, 2005           311,659,748   $31,166   $ 16,418,734    $  (1,777,866)   $(24,372,702)  $  (9,700,668)

              (The accompanying notes are an integral part of these
                       consolidated financial statements)

EUGENE SCIENCE, INC.
(FORMERLY EZCOMM ENTERPRISES, INC.)
Consolidated Statements of Operations
Years Ended December 31, 2005 and 2004
                                                        2005             2004
Revenue
     Manufacturing                               $     419,837   $    2,328,320
     Merchandise                                       466,601          528,604
                                                       886,438        2,856,924
Cost of Sales
     Manufacturing                                     366,799        2,225,390
     Merchandise                                       369,670          806,040
                                                       736,469        3,031,430
Gross Profit (Loss)                                    149,969         (174,506)
Expenses
     Salaries, employee benefits, and
        retirement allowance                           922,584          859,044
     Research and development                          441,764          401,599
     Depreciation                                      358,021          342,912
     Professional fees                                 339,261          159,664
     Travel                                            131,134           65,690
     Repairs and maintenance                            81,645           60,037
     Office and general                                 79,570           81,068
     Utilities                                          49,845           56,656
     Bad debts                                          36,997           62,476
     Advertising, promotion, and entertainment          19,545          151,024
     Insurance                                          11,217           16,588
                                                     2,471,583        2,256,758
Operating Loss                                      (2,321,614)      (2,431,264)
Other Income (Expenses)
     Provision for uncollectible loan and
        accounts receivables from related party     (2,333,293)            --
     Net rental income                                 140,932          142,178
     Miscellaneous income                               16,283            7,488
     Interest expense - net                         (1,712,596)      (1,229,901)
     Interest - other (note 6)                        (178,005)        (156,421)
     Financing fees                                       --            (57,731)
     Forgiveness of loans payable                       44,560             --
     Loss on write down of equipment                      --             (9,938)
                                                    (4,022,119)      (1,304,325)
Net Loss                                         $  (6,343,733)   $  (3,735,589)
Basic Loss Per Share                             $       (0.02)   $       (0.01)
Weighted Average Number of Shares                  308,888,915      272,790,948

              (The accompanying notes are an integral part of these
                       consolidated financial statements)

EUGENE SCIENCE, INC.
(FORMERLY EZCOMM ENTERPRISES, INC.)
Consolidated Statements of Cash Flows
December 31, 2005 and 2004

     Net loss                                             $    (6,343,733)   $    (3,735,589)
      Adjustments for:
       Depreciation                                               632,973            613,987
       Amortization of intangible assets                           71,561             37,324
       Loss on write down of equipment                               --                9,938
       Loss on write down of loan and accounts
                receivables from  related party                 2,333,293               --
       Forgiveness of loans payable                               (44,560)

     Change in non-cash working capital
       Accounts receivable                                        835,243           (219,510)
       Inventory                                                  (45,492)           332,326
       Accounts payable                                         2,210,452          1,286,353
       Accrued severance                                           28,311             68,600
       Prepaid and sundry assets                                  (11,332)           (50,947)
                                                                 (333,284)        (1,657,518)
Cash Flows from Investing Activities
       Acquisition of property and equipment                      (22,302)          (274,164)
       Investments                                                   --               14,850
       Intangible assets                                             --              (40,184)
                                                                  (22,302)          (299,498)
Cash Flows from Financing Activities
       Issuance of common stock by subsidiary                     993,000               --
       Deposits                                                  (320,942)         1,595,880
       Advances from related companies                             18,494               --
       Proceeds from options exercise                             291,181               --
       Loans payable                                             (351,914)         2,341,762
       Advances from shareholder                                  353,386            (80,673)
       Convertible debentures                                        --           (1,752,002)
       Advances to a related company                             (641,180)          (848,479)
                                                                  342,025          1,256,488
Foreign Exchange on Cash and Cash Equivalents                         236             39,259
Net Decrease in Cash and Cash Equivalents                         (13,325)          (661,269)
Cash and Cash Equivalents - beginning of  year                     36,681            697,950
Cash and Cash Equivalents - end of year                   $        23,356    $        36,681

Interest and Income Taxes Paid
     Interest paid                                        $       190,588    $        88,822
     Income taxes paid                                    $          --      $          --

              (The accompanying notes are an integral part of these
                       consolidated financial statements)


EUGENE SCIENCE, INC.
(FORMERLY EZCOMM ENTERPRISES, INC.)
Notes to Consolidated Financial Statements
December 31, 2005 and 2004


1.    Description of Business and Going Concern

      a)    Description of Business

      Eugene Science Inc. (formerly "Ezcomm Enterprises, Inc.") was incorporated on August 26, 1998 under the name Orcas Ltd., under the laws of the state of Delaware. As Orcas Ltd., the Company was in the business of building and promoting arcade video games and vending machines. The Company underwent a reverse merger and abandoned this enterprise to develop a loyalty reward program based in Taipei, Taiwan. On January 18, 2000, the Company changed its name to Ezcomm Inc. to reflect this change in business. On July 19, 2004, Ezcomm Inc. changed its name to Ezcomm Enterprises, Inc. The Company has been inactive since inception.

      On September 30, 2005, in accordance with a Share Exchange Agreement dated September 1, 2005, the Company entered into a reverse-takeover transaction with Eugene Science, Inc. (Korea), whereby 89.5% of all the outstanding shares of the Korean subsidiary were exchanged for 272,790,948 shares of the Company. As a result of the transaction, the shareholders of Eugene Science, Inc. (Korea) will control 88.5% of the Company. While the Company is the legal parent, Eugene Science, Inc. (Korea) as a result of the reverse-takeover, became the parent company for accounting purposes.

      Eugene Science, Inc. (Korea), a company operating in Bucheon, Kyunggi-Do, Korea, was founded on July 1, 1997 under the laws of the Republic of Korea to manufacture and sell bio-technology products.

      Eugene Science, Inc. (Korea) manufactures CZTM series cholesterol-lowering functional food ingredients, beverages and capsules fortified with CZTM series ingredients, and ordinary corn oil. The merchandise sales include the purchase and resale of vegetable oil products which include the ingredients of CZTM series.

      b)    Going Concern

      The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced recurring losses since 2000 and has negative cash flows from operations that raise substantial doubt as to its ability to continue as a going concern. For the years ended December 31, 2005 and 2004, the Company experienced net losses of $6,343,733 and $3,735,589 and negative working capital of $17,757,508 and $12,502,197 respectively.

      The Company's ability to continue as a going concern is also contingent upon its ability to secure additional financing, initiating sale of its product and attaining profitable operations.

EUGENE SCIENCE, INC.
(FORMERLY EZCOMM ENTERPRISES, INC.)
Notes to Consolidated Financial Statements
December 31, 2005 and 2004


1.    Description of Business and Going Concern (cont'd)

      In May 2005, plant sterols, the main ingredient of CZTM series, was formally approved as a health function food ingredient by the Korean Food & Drug Administration, making it possible for the Company to advertise the cholesterol-lowering function of CZTM and food enriched with CZTM. The Company expects that the favorable change in the regulation will strongly help in selling CZTM to major food companies. The Company has also developed new capsule products that are efficient and convenient in delivering the health function of CZTM The Company is actively developing sales channels for CZTM and the capsule products.

      The Company also plans to strengthen the cooperation with its international partners to restart shipping to overseas markets. The Company expects to sell CZTM to major food companies through its international strategic partners such as Archer Daniels Midland Company. In regards to CZTM capsules, the Company also plans to provide a large volume to the United States market starting early 2006 through marketing companies in the United States.

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

2.  Summary of Significant Accounting Policies

      The accounting policies of the Company are in accordance with generally accepted accounting principles of the United States of America, and their basis of application is consistent. Outlined below are those policies considered particularly significant:

      a)    Basis of Financial Statement Presentation

            These financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America with the assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business.

      b)    Basis of Consolidation

            The merger of the Company and Eugene Science Inc. (Korea) has been recorded as the recapitalization of the Company, with the net assets of the Company brought forward at their historical basis. The intention of the management of Eugene Science Inc. (Korea) was to acquire the Company as a shell company listed on Nasdaq. Management does not intend to pursue the business of the Company. As such, accounting for the merger as the recapitalization of the Company is deemed appropriate.

EUGENE SCIENCE, INC.
(FORMERLY EZCOMM ENTERPRISES, INC.)
Notes to Consolidated Financial Statements
December 31, 2005 and 2004


2.    Summary of Significant Accounting Policies (cont'd)

      b)    Basis of Consolidation (cont'd)

            The consolidated financial statements included the operations of:
            Eugene Science, Inc. (Formerly Ezcomm Enterprises, Inc.) Eugene Science, Inc. (Korea) Ucolebio, Inc. (a subsidiary of Eugene Science, Inc. (Korea)).

            Minority interests are recorded to the extent of their equity. Losses in excess of minority interest equity capital are charged against the majority interest and will be reversed when the losses reverse.

      c)    Unit of Measurement

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

      d)    Revenue Recognition

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

      e)    Government Grants

            Government grants are recognized as income over the periods necessary to match them with the related costs that they are intended to compensate.

      f)    Currency Translation

            The Company's functional currency is Korean won. Adjustments to translate those statements into U.S. dollars at the balance sheet date are recorded in other comprehensive income.

            Foreign currency transactions of the Korean operation have been translated to Korean Won at the rate prevailing at the time of the transaction. Realized foreign exchange gains and losseshave been charged to income in the year.

EUGENE SCIENCE, INC.
(FORMERLY EZCOMM ENTERPRISES, INC.)
Notes to Consolidated Financial Statements
December 31, 2005 and 2004


2.    Summary of Significant Accounting Policies (cont'd)

      g)    Cash and Equivalents

            Highly liquid investments with maturities of three months or less when purchased are considered cash equivalents and recorded at cost, which approximates fair value.

      h)    Properties and Equipment

            Properties and equipment are stated at cost. Major renewals and betterments are capitalized and expenditures for repairs and maintenance are charges to expense as incurred. Depreciation is computed using the straight-line method over the following periods:

             Buildings                      20-40 years
             Machinery                         10 years
             Vehicles                           5 years
             Furniture and equipment          3-5 years

      i)    Intangible Assets

            Intangible assets such as cost of obtaining industrial rights and patents are stated at cost, net of depreciation computed using the straight-line method over 5 to 10 years.

      j)    Inventories

            Inventories are stated at the lower of cost or net realizable value. Net realizable value is determined by deducting selling expenses from selling price.

            The cost of inventories is determined on the first-in first-out method, except for materials-in-transit for which the specific identification method is used.

      k)    Investments

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

EUGENE SCIENCE, INC.
(FORMERLY EZCOMM ENTERPRISES, INC.)
Notes to Consolidated Financial Statements
December 31, 2005 and 2004


2.    Summary of Significant Accounting Policies (cont'd)

      m)    Recent Accounting Pronouncements

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

            In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS 154"), which replaces Accounting Principles Board ("APB") Opinion No. 20, "Accounting Changes", and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements An Amendment of APB Opinion No. 28". SFAS No. 154 provides guidance on the accounting for and reporting of changes in accounting principles and error corrections. SFAS No. 154 requires retrospective application to prior period financial statements of voluntary changes in accounting principle and changes required by new accounting standards when the standard does not include specific transition provisions, unless it is impracticable to do so. SFAS No. 154 also requires certain disclosures for restatements due to correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, and is required to be adopted by the Company as of January 1, 2006. The impact that the adoption of SFAS No. 154 will have on the Company's results of operations and financial condition will depend on the nature of future accounting changes adopted by the Company and the nature of transitional guidance provided in future accounting pronouncements.

EUGENE SCIENCE, INC.
(FORMERLY EZCOMM ENTERPRISES, INC.)
Notes to Consolidated Financial Statements
December 31, 2005 and 2004


3.    Cash and Cash Equivalents

      Included in cash and cash equivalents is a bond in the amount of $9,890 (2004 - $9,751) pledged as security for payment on future purchases from a vendor. The bond is restricted for use.


4.    Inventory

      Inventory includes $40,281 (2004 - $6,955) of finished goods, $20,305 (2004 - $8,139) of raw materials.


5.    Advances to a Related Company

      Advances to a related company which has the same major shareholder and chief executive officer bear interest at 9% per annum and are due on demand. The Company is in financial difficulty and collectability of the advances is uncertain. There is an agreement with the related party to sell its investments in the Company to repay the advances as described in note 16. As of December 31, 2005, the value of the shares held approximates the carrying value of the loan.


6.    Properties and Equipment

      Properties and equipment are comprised as follows:

                                                 2005                         2004
                                          Accumulated                  Accumulated
                              Cost       Depreciation      Cost       Depreciation
------------------------   -----------   ------------   -----------   ------------
Land                       $ 4,463,706   $       --     $ 4,400,971   $         --
Buildings                    3,418,584        813,801     3,370,537        653,135
------------------------   -----------   ------------   -----------   ------------
Equipment                    4,080,116      1,898,252     4,014,740      1,466,876
Furniture and fixtures         961,876        927,889       948,357        834,490
                           $12,924,282   $  3,639,942   $12,734,605   $  2,954,501
Net carrying amount               --     $  9,284,340          --     $  9,780,104

      Depreciation expense on buildings and equipment leased to a related company in the amount of $235,525 (2004 $201,515) have been allocated to net rental income. In addition depreciation on equipment used for research and development in the amount of $111,148 (2004 $106,884) have been allocated to research and development expenses.

EUGENE SCIENCE, INC.
(FORMERLY EZCOMM ENTERPRISES, INC.)
Notes to Consolidated Financial Statements
December 31, 2005 and 2004


6.    Properties and Equipment (cont'd)

      The land and buildings have been pledged as security for a bank loan as described in note 9, and a rental deposit as described in note 8. During the 2004 year, the Company defaulted on its payments of the loans and the bank with the first charge on the Company's properties attempted to auction off the Company's properties through court action. Also, various creditors of the Company have put a provisional seizure on the properties to protect their loans. The appraised value of the properties was $9,952,000. However, in July 2005, the bank cancelled the auction of the properties on the Company's payment of auction administrative cost of $173,000.

      In January 2004, the Company entered into a commitment to sell its land and building. The transfer of title is to occur on January 31, 2009. In 2004 the Company received an advance payment of $1,768,344. Until legal transfer of the title in 2009, the Company is to pay $4,900 monthly in cash. On any initial public offering, the Company is also to provide shares based on initial public offering price and the number of months since the agreement at $9,900 per month. After the initial public offering, the Company is to pay $14,800 in cash monthly.

      The Company cancelled the old sales agreement and entered into a new one with another purchaser in March 2006 as described in note 17. The sales agreement specifies that proceeds from the sale will be used to repay the bank loan.


7.    Investments

                                        2005        2004
                                       --------   --------
Private company                  7.5%  $527,521   $588,212
Company with same major
      shareholder and CEO       4.58%         1          1
Other marketable securities                 376        371
                                       $527,898   $588,584

      The Company has pledged 4% of the investment in the private company with carrying value of $279,586 (2004 - $311,753) as security for a trade payable in the amount of $307,039 (2004 - $377,841).


8.    Rental Deposits

      A rental deposit of $59,340 (2004 - $58,506) is secured by a charge on the land and buildings as described in note 6. The charge is subordinate to the prior claim held by the bank as described in note 9.

EUGENE SCIENCE, INC.
(FORMERLY EZCOMM ENTERPRISES, INC.)
Notes to Consolidated Financial Statements
December 31, 2005 and 2004


9.  Loans Payable

                                                               2005          2004
                                   Current   Long-term         Total         Total
Bank loans                     $ 5,882,243   $      --     $ 5,882,243   $ 5,963,465
Bank loan #2                     1,973,846          --       1,973,846     1,946,104
Note payable #1                  1,978,000          --       1,978,000     2,319,382
Notes payable (#2, 3 & 4)          256,143          --         256,143       178,728
Government loans (#1, 2 & 3)       322,258        40,055       362,313       377,959
Loan payable - customer               --            --            --          63,382
                               $10,412,490   $    40,055   $10,452,545   $10,849,020


      Bank Loans

      The bank loans bear interest at 4.5% to 21% and are due on demand. A bank loan of $3,803,583 (2004 - $3,889,259) is secured by a first charge on the land and buildings as described in note 6. The Company is currently in default of these loans and, as such, the bank attempted to auction off the Company's properties through court action. However, in July 2005, the auction of the properties was cancelled by the bank as described in note
      6. The loan will be repaid in accordance with a new sales agreement of the property as described in note 17.

      In addition to the security mentioned above, a loan in the amount of $1,330,163 (2004 - $1,311,469) is guaranteed by Korea Technology Credit Guarantee Fund, a government operated fund. Additionally, another bank loan of $282,388 (2004 - $278,804) is guaranteed by the chief executive officer as at December 31, 2005.

      Bank Loan #2

      The bank loan bears interest at 4.95% per annum is secured by land and buildings as described in note 6 and is due on demand. As of the year end, the Company is in default of its payment. The loan will be repaid in accordance with a new sales agreement of the property as described in note 17.

      Note Payable #1

      The note payable to Korea Technology Credit Guarantee Fund, a government operated fund, bears interest at 21% per annum, is guaranteed by the chief executive officer, and is due on demand. As of the year end, the Company is in default of its payment.

      Notes Payable #2, 3 and 4

      The notes payable bear interest at 9% to 10% are unsecured, and due on demand.

EUGENE SCIENCE, INC.
(FORMERLY EZCOMM ENTERPRISES, INC.)
Notes to Consolidated Financial Statements
December 31, 2005 and 2004


9.    Loans Payable (cont'd)

      Government Loan #1

      The loan is non-interest bearing, unsecured, repayable in three annual payments of $20,886 and matures in February 2006. The Company is in arrears on the 2004 and 2005 annual payments.

      Government Loan #2

      The loan amount of $40,055 is non-interest bearing, unsecured, and is repayable when the projects related to the loan have been completed.

      Government Loan #3

      Loan in the amount of $259,599 is non-interest bearing, unsecured, and is repayable on demand as the Company completed the contract in 2005.

      Loan Payable - Customer

      The loan payable to a customer is non-interest bearing and due on demand.


10.   Advances from Related Company

      The advances from a company controlled by a related party of the chief executive officer, bears interest at 9%, and is due on demand.


11.   Advances from Shareholder

      The advances from the chief executive officer, who is also a 32% shareholder, bears interest at 9% per annum and is repayable on demand.


12.   Deposit

      The Company received a refundable deposit on the sale of its land and buildings as described in note 6. On March 3, 2006, the deal was cancelled and the deposit was returned (as described in note 17).

EUGENE SCIENCE, INC.
(FORMERLY EZCOMM ENTERPRISES, INC.)
Notes to Consolidated Financial Statements
December 31, 2005 and 2004


13.   Capital Stock

      Authorized:
      480,000,000 common shares, par value $0.0001 (2004 -
            $0.0001)
      20,000,000 preferred shares, par value
            $0.0001 (2004 - $0.0001)

                                                              2005        2004
      Issued:
            311,659,748 (2004 - 308,159,748)
            common shares                               $   31,166     $ 30,816

      On March 3, 2005, the Korean subsidiary issued 2,500,000 shares, a 8% ownership to an investor for $993,000.

      On September 30, 2005, in accordance with a Share Exchange Agreement dated September 1, 2005, the Company entered into a reverse-takeover transaction with Eugene Science, Inc. (Korea), whereby 89.5% of all the outstanding shares of the Korean subsidiary were exchanged for 272,790,948 shares of the Company. As a result of the transaction, the shareholders of Eugene Science, Inc. (Korea) will control 88.5% of the Company. While the Company is the legal parent, Eugene Science, Inc. (Korea), as a result of the reverse-takeover, became the parent company for accounting purposes.

      The financial statements have been retroactively adjusted to reflect the reverse-takeover transaction.

      On October 12, 2005, the Company issued 3.5 million common shares, at par value $0.0001 per share for consulting services provided.

      Stock Warrants and Options of the Korean Subsidiary

      The Company has accounted for its stock options and warrants in accordance with SFAS 123 "Accounting for Stock - Based Compensation" and SFAS 148 "Accounting for Stock - Based compensation - Transition and Disclosure." Value of options granted has been estimated by the Black Scholes option pricing model. The assumptions are evaluated annually and revised as necessary to reflect market conditions and additional experience. The following assumptions were used:

                                                  2005       2004

               Interest rate                      7.7%        7.7%
               Expected volatility               80.0%       80.0%
               Expected life in years                3           6

EUGENE SCIENCE, INC.
(FORMERLY EZCOMM ENTERPRISES, INC.)
Notes to Consolidated Financial Statements
December 31, 2005 and 2004


13.   Capital Stock (cont'd)

      In 1999 the Board of Directors of the Korea subsidiary adopted an option plan to allow employees to purchase ordinary shares of the Company.

      In October 1999, the share option plan granted 928,350 stock options for the common stock of the Company having a $0.0869 nominal par value each and an exercise price of $0.12. In 2000, 236,240 stock options were cancelled. In 2005, the balance of the 692,110 options were exercised.

      In December 1999, 659,169 stock options were granted having a $0.0869 nominal par value each and an exercise price of $0.26. In 2005, the balance of the 659,169 options were exercised.

      In October 2000, 971,999 stock options were granted having a $0.0869 nominal par value each and an exercise price of $1.93. In 2000, 5,087, in 2001, 162,848, in 2002, 40,712, and in 2003, 244,272 stock options were cancelled. As at year end, 519,080 options are still outstanding.

      In May 2001, 71,246 stock options were granted having a $0.0869 nominal par value each and an exercise price of $1.93. In 2002, 20,356 stock options were cancelled. As at year end, 50,890 options are still outstanding.

      In March 2002, 1,000,000 stock options were granted having a $0.0869 nominal par value each and exercise price of $1.96. 330,000, 110,000, 100,000 stock options were cancelled in 2002, 2003, and 2005 respectively. In addition, 31,190 options were granted in 2005. There was also a change in the exercise price to $1.84. As at year end, 491,190 options are still outstanding.

      In September 2002, 220,000 stock options were granted having a $0.0869 nominal par value each and an exercise price of $1.96. During 2005, 14,916 options were granted. In addition, the exercise price of the options was reduced to $1.84.

      In March 2003, 350,000 stock options were granted having a $0.0869 nominal par value each and an exercise price of $1.96. In 2003 and 2004, 180,000 and 20,000 stock options were cancelled respectively. During 2005, 10,170 options were granted and the exercise price was reduced to $1.84. As at year end, 160,170 stock options are still outstanding.

      The options vest gradually over a period of 2 to 3 years from the date of grant. The term of each option shall not be more than 7 years from the date of grant. 285,806 and 651,360 options have vested in 2004 and 2005 respectively. However, as the exercise price of the options was substantially higher than the fair market value, therefore the options have no value and no benefits have been recorded since the 2000 plan.

      The stock options have not been included in the calculation of the diluted earnings per share as their inclusion would be antidilutive.

EUGENE SCIENCE, INC.
(FORMERLY EZCOMM ENTERPRISES, INC.)
Notes to Consolidated Financial Statements
December 31, 2005 and 2004


13.   Capital Stock (cont'd)

      The following table summarizes the stock option activity during 2005 and 2004:

                                                     2005        2004

Outstanding, beginning of year                    2,851,249      2,871,249
Granted                                              56,276           --
Exercised                                        (1,351,279)          --
Cancelled                                          (100,000)       (20,000)
Outstanding, end of year                          1,456,246      2,851,249
Weighted average fair value of options
  granted during the year                       $      --      $      --
Weighted average exercise price of common
  stock options, beginning of year              $      1.12    $      0.97
 Weighted average exercise price of common
  stock options granted in the year             $      1.84    $      --
Weighted average exercise price of common
  stock options, end of year                    $      1.88    $      1.12
Weighted average remaining contractual life
  of common stock options                           5 years       6  years


14.   Income Taxes

      The Company accounts for income taxes pursuant to SFAS No. 109, "Accounting for Income Taxes". This Standard prescribes the use of the liability method whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates. The effects of future changes in tax laws or rates are not anticipated. Corporate income tax rates applicable to the Company in 2005 and 2004 are 16.5 percent of the first 100 million Korean Won ($84,000) of taxable income and 29.7 percent on the excess. For the United States operation, the corporate tax rate is approximately 34%. Tax losses from the Korean subsidiary can be carried forward for five years to offset future taxable income. The U.S. tax losses can be carried forward for fifteen years to offset future taxable income. The company has accumulated approximately $14,868,755 of taxable losses, which can be used to offset future taxable income. The utilization of the losses expires in years 2006 to 2010.

EUGENE SCIENCE, INC.
(FORMERLY EZCOMM ENTERPRISES, INC.)
Notes to Consolidated Financial Statements
December 31, 2005 and 2004


14.   Income Taxes (cont'd)

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

      The Company has deferred income tax assets as follows:

                                                                  2005           2004

      Deferred income tax assets
        Research and development expenses amortized
        over 5 years for tax purposes                      $   207,040    $   313,080
      Other timing differences                                  10,397         64,895
      Net operating loss carryforwards                       2,453,345      2,485,180
      Valuation allowance for deferred income tax assets    (2,670,782)    (2,863,155)
                                                           $        --    $        --

    The Company provided a valuation allowance equal to the deferred income tax assets because it is not presently more likely than not that they will be realized.

15. Major Customers

      In 2004, the Company had three major customers which primarily accounted for 62% of the total revenue, of which 33% was to a company with the same major shareholder and chief executive officer. In 2005, sales to two of the same major customers accounted for 40% of the total revenue, of which 8% was to the same related company.

EUGENE SCIENCE, INC.
(FORMERLY EZCOMM ENTERPRISES, INC.)
Notes to Consolidated Financial Statements
December 31, 2005 and 2004


16. Related Party Transactions

                                             Net Rental/
                                Finished      Interest                  Accounts    Prepaid    Accounts    Rental
                               Goods Sales     Income      Purchases   Receivable    Assets    Payable    Deposit
                               -----------   -----------   ---------   ----------   --------   --------   --------
Company #1 - same major
  shareholder and chief
  executive officer
  -2004                        $ 1,156,969   $    72,953   $ 603,693   $2,709,253   $     --   $269,098   $ 97,510
  -2005                        $   119,919   $   533,935   $ 370,616   $       --   $ 54,271   $279,706   $ 98,900

Company #2 - controlled by a
  relative of chief
  executive officer
  -2004                        $   194,168   $        --   $      --   $       --   $     --   $     --   $     --
  -2005                        $    31,215   $        --   $      --   $    2,758   $     --   $  1,462   $     --

Company #3 - controlled by a
  relative of chief
  executive officer
  -2004                        $     1,584   $        --   $  77,547   $    2,092   $     --   $ 88,085   $     --
  -2005                        $        --   $     1,759   $  79,508   $       --   $     --   $119,272   $     --

      The Company with the same major shareholder and chief executive officer has negative working capital of approximately $4 million and a loss of approximately $1 million in the year ended December 31, 2005. The related company has an agreement with the Company to sell its investment in the Korean subsidiary and use the proceeds to repay its loan and accounts payables. As a result, the company has written off the receivables to the extend of the expected proceeds from the sale of the shares.

      These transactions were in the normal course of business and recorded at an exchange value established and agreed upon by the above mentioned parties, which approximates fair market value.

17. Subsequent Events

On March 3, 2006, the Company cancelled a sales agreement to sell the land and buildings (as described in note 6) by paying back the purchaser approximately $2,100,000 representing repayment of the deposit (as described in note 12) and a cancellation fee. On the same date, the Company signed a new agreement to sell the land and building to another purchaser for approximately $11,700,000. The title is to be transferred ten months after the contract date. The expected gain on the sale of the property is approximately $3,900,000. In accordance with the new agreement, the proceeds from the sale of the property will be applied to repay all the bank loans.

                                  Exhibit Index

Exhibit
 Number                             Description
-------                             -----------
2.1 Exchange Agreement by and among Ezcomm Enterprises, Inc., Eugene Science (Korea) and certain stockholders of Eugene Science (Korea), dated September 1, 2005 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on September 7,
            2005).

2.2         Amendment No. 1 to Exchange Agreement (incorporated by reference to
            Exhibit 2.2 to our Current Report on Form 8-K filed with the SEC on October 6, 2005).

3.1         Certificate of Incorporation (incorporated by reference to Exhibit
            3.11 to our Registration Statement on Form 10-SB filed with the SEC on February 20, 2004).

3.2 Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.12 to our Registration Statement on Form 10-SB filed with the SEC on February 20, 2004)

3.3 Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to our Current Report on Form 8-K filed with the SEC on October 6, 2005).

3.4 Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit A to our Information Statement on Schedule 14C filed with the SEC on December 1, 2005).

3.5 Bylaws (incorporated by reference to Exhibit 3.2 to our Registration Statement on Form 10-SB filed with the SEC with the SEC on February 20, 2004)

4.1 Warrant to Purchase Common Stock of Eugene Science, Inc., dated September 30, 2005, issued to WestPark Capital, Inc. (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on October 6, 2005).

10.1 Agreement of Property Sales Contract between Eugene Science (Korea) and Wando Seafood Distributions, Co., Ltd., dated January 16, 2004 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on October 6, 2005).

10.2 Memorandum of Understanding between Korea Ginseng Corp. and Eugene Science (Korea), dated March 12, 2004 (incorporated by reference to
            Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on October 6, 2005)

10.3 Agreement of Product Supply between Amway Korea, Ltd. and Eugene Science (Korea), dated November 11, 2004 (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on October 6, 2005)

10.4 Strategic Alliance Agreement between Archer Daniels Midland Company and Eugene Science (Korea), dated April 8, 2004 (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed with the SEC on October 6, 2005)

10.5 Distribution Agreement by and between Toong Yeuan Enterprise Co., Ltd. and Eugene Science (Korea), dated February 18, 2003 (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed with the SEC on October 6, 2005).

10.6 Distribution Agreement by and between Hokuyo Koeki Co., Ltd. and Eugene Science (Korea), dated May 21, 2002 (incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed with the SEC on October 6, 2005).

10.7 License Agreement between Nutra Nano Tech, Inc. and Eugene Science (Korea), dated May 20, 2005 (incorporated by reference to Exhibit
            10.7 to our Current Report on Form 8-K filed with the SEC on October 6, 2005).

10.8 Marketing Agreement between Hokuyo Koeki Co., Ltd. and Eugene Science (Korea), dated March 8, 2001 (incorporated by reference to
            Exhibit 10.8 to our Current Report on Form 8-K filed with the SEC on October 6, 2005).

10.9 Material Transfer Agreement between Archer Daniels Midland Company and Eugene Science (Korea), dated November 19, 2001 (incorporated by reference to Exhibit 10.9 to our Current Report on Form 8-K filed with the SEC on October 6, 2005).

10.10 Investment Agreement by and between Hokuyo Koeki Co., Ltd. and Eugene Science (Korea), dated March 21, 2002 (incorporated by reference to Exhibit 10.10 to our Current Report on Form 8-K filed with the SEC on October 6, 2005).

10.11 Share Subscription Agreement by and between Telos, LLC and Eugene Science (Korea), dated January 19, 2005 (incorporated by reference to Exhibit 10.11 to our Current Report on Form 8-K filed with the SEC on October 6, 2005).

10.12 Amendment to Subscription Agreement by and between Telos, LLC and Eugene Science (Korea), dated February 2, 2005 (incorporated by reference to Exhibit 10.12 to our Current Report on Form 8-K filed with the SEC on October 6, 2005).

Exhibit
 Number                             Description
-------                             -----------
10.13 Lease Agreement by and between Bestian Partners Co., Ltd. and Eugene Science (Korea), dated June 24, 2005 (incorporated by reference to
            Exhibit 10.14 to our Current Report on Form 8-K filed with the SEC on October 6, 2005).

10.14 Employment Agreement between Eugene Science (Korea) and Jae Hong Yoo, dated July 28, 2002 (incorporated by reference to Exhibit 10.15 to our Current Report on Form 8-K filed with the SEC on October 6,
            2005)*

10.15 Employment Agreement between Eugene Science (Korea) and Se Cheon Ahn, dated January 4, 2003 (incorporated by reference to Exhibit
            10.16 to our Current Report on Form 8-K filed with the SEC on October 6, 2005)*

10.16 Employment Agreement between Eugene Science (Korea) and Tae Hwan Lee, dated January 7, 2001 (incorporated by reference to Exhibit
            10.17 to our Current Report on Form 8-K filed with the SEC on October 6, 2005)*

14.1        Code of Conduct and Ethics

21.1        List of Subsidiaries.

24.1        Power of Attorney (included on signature page hereto).

31.1 Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.

31.2 Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.

32.1 Certification of Principal Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2 Certification of Principal Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

------------

* These exhibits are identified as management contracts or compensatory plans or arrangements pursuant to Item 13 of Form 10-KSB.