Form 10QSB
period 2006-03-31
EUGENE SCIENCE
filed 2006-05-22
CIK 1107685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO __________________

Commission file number 000-50601

EUGENE SCIENCE, INC.
(Name of small business issuer as specified in its charter)

Delaware	33-0827004
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

16-7 SMJUNG-DONG, OJUNG-GU, BUCHEON, KYONGGI-DO KOREA
(Address of principal executive offices)

Issuer’s telephone number: 82-32-676-6283

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐

The number of outstanding shares of the issuer’s common stock as of May 20, 2006 was 32,165,974.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

EUGENE SCIENCE, INC.

CONSOLIDATED FINANCIAL STATEMENTS

PERIODS ENDED MARCH 31, 2006 and 2005

(UNAUDITED)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of
Eugene Science, Inc.

We have reviewed the accompanying consolidated balance sheets of Eugene Science, Inc. and subsidiary (the "Company") as at March 31, 2006 and 2005, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the quarter then ended. These interim consolidated financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses and negative working capital from operations and operates in a country whose economy is currently unstable, which raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

CHARTERED ACCOUNTANTS
Toronto, Canada
May 18, 2006

EUGENE SCIENCE, INC.
Consolidated Balance Sheets
March 31, 2006 and 2005
(Unaudited)

	2006	2005
ASSETS
Current
Cash and cash equivalents (note 3)	$23,834	$53,420
Accounts receivable (net of allowance for doubtful accounts $26,503; 2005 - $Nil) (note 16)	45,544	47,739
Inventory (note 4)	111,365	12,779
Accounts receivable from a related company	-	2,709,496
Advances to a related company (note 5)	1,179,189	1,401,927
Prepaid and sundry assets (note 16)	211,559	189,442
	1,571,491	4,414,803
Properties and Equipment (note 6)	9,499,945	9,683,453
Investments (note 7)	441,381	537,613
Intangible Assets	183,271	174,041
	$11,696,088	$14,809,910
LIABILITIES
Current
Accounts payable	$8,972,826	$6,138,505
Accounts payable to related party	301,302	429,496
Rental deposits (note 8)	164,520	157,539
Loans payable - current portion (note 9)	10,976,109	10,198,884
Advances from a related company (note 10)	19,228
Advances from shareholder and officer (note 11)	518,664	6,230
	20,952,649	16,930,654
Accrued Severance	573,918	450,857
Deposit	1,504,844	1,588,684
Loans Payable (note 9)	41,644	319,268
	23,073,055	19,289,463
STOCKHOLDERS' DEFICIENCY
Capital Stock (note 13)	31,166	3,537
Paid in Capital	16,418,734	16,216,558
Accumulated Other Comprehensive Income (Loss)	(2,255,671)	(1,724,530)
Accumulated Deficit	(25,571,196)	(18,975,118)
	(11,376,967)	(4,479,553)
	$11,696,088	$14,809,910

APPROVED ON BEHALF OF THE BOARD

Director	Director

EUGENE SCIENCE, INC.
Consolidated Statements of Stockholders’ Deficit
March 31, 2006 and 2005
(Unaudited)

	Number of Shares	Capital Stock	Paid in Capital in excess of Par Value	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Deficit
Balance, January 1, 2005 (note 13)	35,368,800	$3,537	$15,223,558	$(1,676,719)	$(18,028,969)	$(4,478,593)
Issuance of common shares by subsidiary			993,000			993,000
Unrealized loss on investments				(56,310)		(56,310)
Foreign exchange on translation				8,499		8,499
Net loss					(946,149)	(946,149)
Balance, March 31, 2005	35,368,800	$3,537	$16,216,558	$(1,724,530)	$(18,975,118)	$(4,479,553)
Balance, January 1, 2006 (note 13)	311,659,748	$31,166	$16,418,734	$(1,777,866)	$(24,372,702)	$(9,700,668)
Unrealized loss on investments				(107,113)		(107,113)
Foreign exchange on translation				(370,692)		(370,692)
Net loss					(1,198,494)	(1,198,494)
Balance, March 31, 2006	311,659,748	$31,166	$16,418,734	$(2,255,671)	$(25,571,196)	$(11,376,967)

EUGENE SCIENCE, INC.
Consolidated Statements of Operations
March 31, 2006 and 2005
(Unaudited)

	2006	2005
Revenue
Manufacturing	$102,458	$243,590
Merchandise	19,985	172,642
	122,443	416,232
Cost of Sales
Manufacturing	67,564	236,279
Merchandise	15,936	136,314
	83,500	372,593
Gross Profit	38,943	43,639

Expenses
Salaries, employee benefits, and retirement allowance	334,332	230,050
Professional fees	63,751	60,588
Research and development	113,064	168,880
Office and general	13,614	9,961
Repairs and maintenance	16,152	15,514
Travel	15,542	46,912
Utilities	14,662	14,790
Insurance	2,551	8,411
Advertising, promotion, and entertainment	10,790	2,527
Bad debts	10,157	43,367
Foreign exchange	(248)	(34)
Depreciation	84,996	109,804
	679,363	710,770
Operating Loss	(640,420)	(667,131)
Other Income (Expenses)
Provision for uncollectible loan and accounts receivable from related party	(108,894)	-
Net rental income	36,964	38,219
Miscellaneous income	-	10,685
Interest expense - net	(439,439)	(283,404)
Interest - other (note 6)	(46,705)	(44,518)
	(558,074)	(279,018)
Net Loss	$(1,198,494)	$(946,149)
Basic Loss Per Share	$0.00	$0.00
Weighted Average Number of Shares (note 13)	311,659,748	272,790,948

EUGENE SCIENCE, INC.
Consolidated Statements of Cash Flows
March 31, 2006 and 2005
(Unaudited)

	2006	2005
Cash Flows from Operating Activities
Net loss	$(1,198,494)	$(946,149)
Adjustments for:
Provision for uncollectible loans and accounts receivable from related party.	108,894	-
Depreciation	152,355	192,172
Amortization of intangible assets	15,577	15,102
Change in non-cash working capital
Accounts receivable	49,425	(14,261)
Inventory	(50,779)	2,315
Accounts payable to related party	21,596	152,987
Accounts payable	747,841	521,535
Accrued severance	96,484	24,490
Prepaid and sundry assets	(29,545)	(81,223)
Rental deposits	6,280	1,523
	(80,366)	(131,509)
Cash Flows from Investing Activities
Intangible assets	(3,942)	-
Cash Flows from Financing Activities
Advances to a related company	(259,127)	(476,676)
Deposit	57,442	17,264
Loans payable	164,139	(385,717)
Advances from shareholders and officer	159,109	61
Advances from a related company	(37,722)	-
Issuance of common stock	-	993,000
	83,841	147,932
Foreign Exchange on Cash and Cash Equivalents	945	316
Net Increase in Cash and Cash Equivalents	478	16,739
Cash and Cash Equivalents - beginning of period	23,356	36,681
Cash and Cash Equivalents - end of period	$23,834	$53,420
Interest and Income Taxes Paid
During the year, the company had cash flows arising from interest and income taxes paid as follows:
Interest paid	$87,262	$296,753
Income taxes paid	$-	$-

EUGENE SCIENCE, INC.
Notes to Consolidated Financial Statements
March 31, 2006 and 2005
(Unaudited)

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

Eugene Science, Inc. (Korea), a company operating in Bucheon, Kyunggi-Do, Korea, was founded on July 1, 1997 under the laws of the Republic of Korea to manufacture and sell biotechnology products.

Eugene Science, Inc. (Korea) manufactures CZTM series cholesterol-lowering functional food ingredients, beverages and capsules fortified with CZTM series ingredients, and ordinary corn oil. The merchandise sales include the purchase and resale of vegetable oil products which include the ingredients of CZTM series.

b) Going Concern

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced recurring losses since 2000 and has negative cash flows from operations that raise substantial doubt as to its ability to continue as a going concern. For the years ended March 31, 2006 and 2005, the Company experienced net losses of $1,198,494 and $946,149 and negative working capital of $19,254,357 and $12,318,927 respectively.

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

EUGENE SCIENCE, INC.
Notes to Consolidated Financial Statements
March 31, 2006 and 2005
(Unaudited)

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

EUGENE SCIENCE, INC.
Notes to Consolidated Financial Statements
March 31, 2006 and 2005
(Unaudited)

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

EUGENE SCIENCE, INC.
Notes to Consolidated Financial Statements
March 31, 2006 and 2005
(Unaudited)

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

3. Cash and Cash Equivalents

Included in cash and cash equivalents is a bond in the amount of $10,283 (2005 - $9,846) pledged as security for payment on future purchases from a vendor. The bond is restricted for use.

4. Inventory

Inventory includes $68,627 (2005 - $10,060) of finished goods, $42,738 (2005 -$2,719) of raw materials.

5. Advances to a Related Company

Advances to a related company which has the same major shareholder and chief executive officer bear interest at 9% per annum and are due on demand. The Company is in financial difficulty and collectability of the advances is uncertain. There is an agreement with the related party to sell its investments in the Company to repay the advances as described in note 16. As of March 31, 2006, the value of the shares held approximates the carrying value of the loan.

EUGENE SCIENCE, INC.
Notes to Consolidated Financial Statements
March 31, 2006 and 2005
(Unaudited)

6. Properties and Equipment

Properties and equipment are comprised as follows:

	Cost	2006 Accumulated Depreciation	Cost	2005 Accumulated Depreciation
Land	$4,640,855	$-	$4,443,938	$-
Buildings	3,554,256	885,440	3,403,445	697,183
Equipment	4,242,042	2,080,333	4,053,936	1,583,304
Furniture and fixtures	1,000,049	971,484	959,038	896,417
	$13,437,202	$3,937,257	$12,860,357	$3,176,904
Net carrying amount		$9,499,945		$9,683,453

Depreciation expense on buildings and equipment leased to a related company in the amount of $61,577 (2005 - $20,553) has been allocated to net rental income. In addition, depreciation on equipment used for research and development in the amount of $41,153 (2005 - $56,319) has been allocated to research and development expenses.

The land and buildings have been pledged as security for a bank loan as described in note 9 and a rental deposit as described in note 8. During the 2004 year, the Company defaulted on its payments of the loans and the bank with the first charge on the Company's properties attempted to auction off the Company's properties through court action. Also, various creditors of the Company have put a provisional seizure on the properties to protect their loans. The appraised value of the properties was $9,952,000. However, in July 2005, the bank cancelled the auction of the properties on the Company's payment of auction administrative cost of $173,000.

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

7. Investments

		2006	2005
Private company	7.5%	$440,989	$537,238
Company with same major shareholder and CEO	4.58%	1	1
Other marketable securities		391	374
		$441,381	$537,613

The Company has pledged 4% of the investment in the private company with carrying value of $233,725 (2005 - $284,736) as security for a trade payable in the amount of $319,224 (2005 - $366,926).

8. Rental Deposits

A rental deposit of $61,695 (2005 - $59,077) is secured by a charge on the land and buildings as described in note 6. The charge is subordinate to the prior claim held by the bank as described in note 9.

EUGENE SCIENCE, INC.
Notes to Consolidated Financial Statements
March 31, 2006 and 2005
(Unaudited)

9. Loans Payable

	Current	Long-term	2006 Total	2005 Total
Bank loans	$6,114,757	$-	$6,114,757	$6,021,687
Bank loan #2	2,052,181	-	2,052,181	1,965,105
Note payable #1	2,056,500	-	2,056,500	1,969,240
Notes payable (#2, 3, 4 & 5)	429,962	-	429,962	180,471
Government loans (#1, 2 & 3)	322,709	41,644	364,353	381,649
	$10,976,109	$41,644	$11,017,753	$10,518,152

Bank Loans

The bank loans bear interest at 4.5% to 21% and are due on demand. A bank loan of $3,954,533 (2005 - $3,927,230) is secured by a first charge on the land and buildings as described in note 6. The Company is currently in default of these loans and, as such, the bank attempted to auction off the Company's properties through court action. However, in July 2005, the auction of the properties was cancelled by the bank as described in note 6. The loan will be repaid in accordance with a new sales agreement of the property as described in note 17.

In addition to the security mentioned above, a loan in the amount of $1,382,953 (2005 - $1,324,273) is guaranteed by Korea Technology Credit Guarantee Fund, a government operated fund. Additionally, another bank loan of $292,664 (2005 - $281,526) is guaranteed by the chief executive officer as at March 31, 2006.

Bank Loan #2

The bank loan bears interest at 4.95% per annum is secured by land and buildings as described in note 6 and is due on demand. As of March 31, 2006, the Company is in default of its payment. The loan will be repaid in accordance with a new sales agreement of the property as described in note 17.

Note Payable #1

The note payable to Korea Technology Credit Guarantee Fund, a government operated fund, bears interest at 21% per annum, is guaranteed by the chief executive officer, and is due on demand. As of the year end, the Company is in default of its payment.

Notes Payable #2, 3, 4 and 5

The notes payable bear interest at 9% to 10% are unsecured, and due on demand.

Government Loan #1

The loan is non-interest bearing, unsecured, repayable in three annual payments of $21,798 and matured in February 2006. The Company is in arrears on the 2004, 2005 and 2006 annual payments .

Government Loan #2

The loan amount of $41,644 is non-interest bearing, unsecured, and is repayable when the projects related to the loan have been completed.

Government Loan #3

Loan in the amount of $269,902 is non-interest bearing, unsecured, and is repayable on demand as the Company completed the contract in 2005.

EUGENE SCIENCE, INC.
Notes to Consolidated Financial Statements
March 31, 2006 and 2005
(Unaudited)

10. Advances from Related Company

The advances from a company controlled by a person related to the chief executive officer bears interest at 9%, and is due on demand.

11. Advances from Shareholder

The advances from the chief executive officer, who is also a 32% shareholder, bears interest at 9% per annum and is repayable on demand.

12. Deposit

The Company received a refundable deposit on the sale of its land and buildings as described in notes 6 and 17.

13. Capital Stock

Authorized:
480,000,000 common shares, par value $0.0001 (2005 - $0.0001)
20,000,000 preferred shares, par value $0.0001 (2005 - $0.0001)

	2006	2005
Issued:
311,659,748 (2005 - 35,368,800) common shares	$31,166	$3,537

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

	2006	2005
Interest rate	7.7%	7.7%
Expected volatility	80.0%	80.0%
Expected life in years	4	5

In 1999 the Board of Directors of the Korea subsidiary adopted an option plan to allow employees to purchase ordinary shares of the Company.

EUGENE SCIENCE, INC.
Notes to Consolidated Financial Statements
March 31, 2006 and 2005
(Unaudited)

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

In October 2000, 971,999 stock options were granted having a $0.0869 nominal par value each and an exercise price of $1.93. In 2000, 5,087, in 2001, 162,848, in 2002, 40,712, and in 2003, 244,272 stock options were cancelled. As at March 31, 2006, 519,080 options are still outstanding. In May 2001, 71,246 stock options were granted having a $0.0869 nominal par value each and an exercise price of $1.93. In 2002, 20,356 stock options were cancelled. As at March 31, 2006, 50,890 options are still outstanding.

In March 2002, 1,000,000 stock options were granted having a $0.0869 nominal par value each and exercise price of $1.96. 330,000, 110,000, 100,000 stock options were cancelled in 2002, 2003, and 2005 respectively. In addition, 31,190 options were granted in 2005. There was also a change in the exercise price to $1.84. As at March 31, 2006, 491,190 options are still outstanding. In September 2002, 220,000 stock options were granted having a $0.0869 nominal par value each and an exercise price of $1.96. During 2005, 14,916 options were granted. In addition, the exercise price of the options was reduced to $1.84.

In March 2003, 350,000 stock options were granted having a $0.0869 nominal par value each and an exercise price of $1.96. In 2003 and 2004, 180,000 and 20,000 stock options were cancelled respectively. During 2005, 10,170 options were granted and the exercise price was reduced to $1.84. As at March 31, 2006, 160,170 stock options are still outstanding.

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

The stock options have not been included in the calculation of the diluted earnings per share as their inclusion would be antidilutive.

The following table summarizes the stock option activity during three months ended March 31, 2006 and 2005:

	2006	2005
Outstanding, beginning of year	1,456,246	2,851,249
Granted	-	-
Exercised	-	-
Cancelled	-	-
Outstanding, end of year	1,456,246	2,851,249
Weighted average fair value of options granted during the year	$-	$-
Weighted average exercise price of common stock options, beginning of year	$1.12	$0.97
Weighted average exercise price of common stock options granted in the year	$1.84	$-
Weighted average exercise price of common stock options, end of year	$1.88	$1.12
Weighted average remaining contractual life of common stock options	4 years	5 years

EUGENE SCIENCE, INC.
Notes to Consolidated Financial Statements
March 31, 2006 and 2005
(Unaudited)

14. Income Taxes

The Company accounts for income taxes pursuant to SFAS No. 109, "Accounting for Income Taxes". This Standard prescribes the use of the liability method whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates. The effects of future changes in tax laws or rates are not anticipated. Corporate income tax rates applicable to the Company in 2006 and 2005 are 16.5 percent of the first 100 million Korean Won ($84,000) of taxable income and 29.7 percent on the excess. For the United States operation, the corporate tax rate is approximately 34%. Tax losses from the Korean subsidiary can be carried forward for five years to offset future taxable income. The U.S. tax losses can be carried forward for fifteen years to offset future taxable income. The company has accumulated approximately $15,958,355 of taxable losses, which can be used to offset future taxable income. The utilization of the losses expires in years 2006 to 2010.

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

The Company has deferred income tax assets as follows:

	2006	2005
Deferred income tax assets
Research and development expenses amortized over 5 years for tax purposes	$207,040	$313,080
Other timing differences	10,397	64,895
Net operating loss carryforwards	2,633,129	2,641,295
Valuation allowance for deferred income tax assets	(2,850,566)	(3,019,270)
	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets because it is not presently more likely than not that they will be realized.

15. Major Customers

In 2006, the Company had three major customers which accounted for 85% of the total revenue, of which one single customer accounted for 46%. In 2005, sales to three of the major customers accounted for 88% of the total revenue, of which 22% was from a company with the same major shareholder and chief executive officer and 41% was from one major customer.

16. Related Party Transactions

	Finished Goods Sales	Net Rental/ Interest Income	Purchases	Accounts Receivable	Prepaid Assets	Accounts Payable	Rental Deposit
Company #1 - same major shareholder and chief executive officer
- 2005	$92,892	$190,258	$137,127	$2,709,496	$25,898	$429,496	$98,462
- 2006	$6,067	$93,056	$15,890	$-	$74,019	$301,302	$102,825
Company #2 - controlled by a relative of chief executive officer
- 2005	$31,228	$-	$-	$-	$-	$18,412	$-
- 2006	$-	$-	$-	$2,868	$-	$19,228	$-
Company #3 - controlled by a relative of chief executive officer
- 2005	$-	$440	$20,165	$2,599	$-	$98,487	$-
- 2006	$655	$461	$20,800	$679	$-	$107,888	$-

EUGENE SCIENCE, INC.
Notes to Consolidated Financial Statements
March 31, 2006 and 2005
(Unaudited)

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

17. Subsequent Events

On March 3, 2006, the Company cancelled a sales agreement to sell the land and buildings (as described in note 6). In return, the company will pay the purchaser approximately $2,100,000 representing repayment of the deposit (as described in note 12) and a cancellation fee. On the same date, the Company signed a new agreement to sell the land and building to another purchaser for approximately $11,700,000. The title is to be transferred ten months after the contract date. The expected gain on the sale of the property is approximately $3,900,000. In accordance with the new agreement, the proceeds from the sale of the property will be applied to repay all the bank loans.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that concern matters that involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Discussions containing forward-looking statements may be found in the material set forth under “Management’s Discussion and Analysis or Plan of Operation” and in other sections of this Quarterly Report on Form 10-QSB. Words such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue” or similar words are intended to identify forward-looking statements, although not all forward-looking statements contain these words. Although we believe that our opinions and expectations reflected in the forward-looking statements are reasonable as of the date of this Quarterly Report on Form 10-QSB, we cannot guarantee future results, levels of activity, performance or achievements, and our actual results may differ substantially from the views and expectations set forth in this Quarterly Report on Form 10-QSB. We expressly disclaim any intent or obligation to update any forward-looking statements after the date hereof to conform such statements to actual results or to changes in our opinions or expectations. Readers are urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including, without limitation, the audited financial statements and the notes thereto and disclosures made under the captions “Management’s Discussion and Analysis or Plan of Operation,” “Consolidated Financial Statements” and “Notes to Consolidated Financial Statements” included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005.

Overview

We were incorporated on August 26, 1998 as Orcas Ltd. under the laws of the State of Delaware. As Orcas Ltd., we were in the business of building and promoting arcade video games and vending machines. We underwent a reverse merger and abandoned this enterprise to develop a loyalty reward program based in Taipei, Taiwan, at which time we changed our name to Ezcomm, Inc. to reflect this change in our business model. We were unable to raise enough capital to finance the research and development of our proposed consumer incentive and loyalty program in Asia and, therefore, we abandoned all efforts to develop such business in January 2001. We remained inactive until July 2004, at which time we changed our name to Ezcomm Enterprises, Inc. and began to consider and investigate potential business opportunities, including an acquisition or merger. On September 30, 2005, we acquired Eugene Science, Inc. pursuant to the terms of an exchange agreement. The exchange transaction was accounted for as a reverse merger (recapitalization) with Eugene Science deemed to be the acquirer for accounting purposes. Accordingly, the historical financial information presented in our financial statements is that of Eugene Science as adjusted to give effect to any difference between the par value of our capital stock and Eugene Science capital stock with an offset to capital in excess of par value. The basis of the assets, liabilities and retained earnings of Eugene Science, the accounting acquirer, were carried over in the recapitalization. Upon the closing of the exchange transaction, we became a global biotechnology company that develops, manufactures and markets nutraceuticals, functional foods that offer health-promoting advantages beyond that of nutrition. Our primary products are our plant sterol products, including our CZTM Series of food additives, and our CholZeroTM branded beverages and capsules. On January 13, 2006, we changed our name from Ezcomm Enterprises to Eugene Science.

Going Concern

Our independent registered public accounting firm has expressed substantial doubt as to our ability to continue as a going concern, in its report for the quarter ended March 31, 2006, based on significant operating losses that we incurred and the fact that we do not have adequate working capital to finance our day-to-day operations. The Company's continued existence depends upon the success of our efforts to raise additional capital necessary to meet our obligations as they become due and to obtain sufficient capital to execute our business plan. We intend to obtain capital primarily through issuances of debt or equity. There can be no degree of assurance that we will be successful in completing additional financing transactions.

If we cannot obtain adequate funding or achieve revenues from the sale of our products, we may be required to significantly curtail or even shut down our operations.

Results of Operations

Revenues

Comparison of the Three Months Ended March 31, 2006 and 2005

We experienced a 58% decrease in our revenues for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. Such decrease is attributable primarily to poor progress in our sales activities and delayed schedules in the launch of our products.

In May 2005, an amendment to the South Korean Functional Health Food Law of 2005, or FHFL, was adopted. The amendment allows us to market our CholZero-branded products as a functional health food and to include claims of health benefits with respect to the product's plant sterol ingredients. Sales of our CholZero-branded products increased by 65.4% in our 2005 fiscal year due to both the amendment of the FHFL and our engagement of Nutra Nano Tech as our exclusive distributor of CholZero capsules throughout the United States. Nutra Nano Tech will primarily distribute our CholZero capsules through television infomercials. We anticipate that sales of CholZero capsules in the United States will begin in May 2006.

We anticipate that sales of our products during our 2006 fiscal year will continue to increase as a result of our ability to make health claims with respect to our CZ Series additives and CholZero products in South Korea following the enactment of the amendment to the FHFL and upon the anticipated approval of our "Generally Recognized as Safe" application with the FDA for our plant sterol additive in the United States. We have engaged Archer Daniels Midland Company as the exclusive distributor of our CZ Series additives in North America and Europe.

Operating Expenses

Comparison of the Three Months Ended March 31, 2006 and 2005

Cost of Sales

For the three months ended March 31, 2006, we had cost of sales of $83,500, which amount consisted of manufacturing and merchandising costs. Our gross margin for the three months ended March 31, 2006 was approximately 32% of our gross revenues, as compared to a gross margin of approximately 10% of our gross revenues for the three months ended March 31, 2005. The change in our gross margin is due primarily to increased sales of our CholZero capsules.

Expenses

We had a $31,407 decrease in expenses in the three months ended March 31, 2006 as compared to the three months ended March 31, 2005 due primarily to decreases in our research and development and travel expenses.

Other Income (Expense)

The increase in interest expense in the three months ended March 31, 2006 as compared to the three months ended March 31, 2005 is primarily attributable to an increase in interest due on loans in default. All of our bank loans were in default as of March 31, 2006. The interest rate on such loans ranges from 15% to 18%. We are currently in negotiations with our lenders to settle our outstanding debts and intend to enter into settlement agreements with such lenders during the second quarter of our 2006 fiscal year.

Liquidity and Capital Resources

Comparison of the Three Months Ended March 31, 2006 and 2005

As of March 31, 2006, we had cash and cash equivalents of approximately $23,834 and negative working capital of approximately $19,381,158. As of March 31, 2005, we had cash and cash equivalents of approximately $53,420 and negative working capital of approximately $12,515,851. The decrease in our cash and working capital during the three months ended March 31, 2006 was due primarily to poor progress in our sales activities and an accompanying decrease in our total sales.

We currently satisfy our working capital requirements primarily through cash flows generated from operations, bank loans and sales of equity and debt securities. For the three months ended March 31, 2006, we had a net increase in cash of approximately $478, as compared with a net increase in cash of approximately $16,739 for the three months ended March 31, 2005.

Cash Used in Operating Activities

The net cash used in operating activities decreased 39% to $80,366 for the three months ended March 31, 2006, as compared to net cash of $131,509 used in operating activities during the three months ended March 31, 2005. This decrease of $51,143 resulted primarily from an increase in our accounts payable, due to a related decrease in accounts receivable from our related company, and an aggravation of our cash flow.

Cash Used in Investing Activities

The net cash used in investing activities was $3,942 for the three months ended March 31, 2006, as compared to zero net cash used in investing activities during the three months ended March 31, 2005. This increase of $3,942 resulted primarily from an increase in intangible assets.

Cash Used in Financing Activities

The net cash used in financing activities decreased 43% to $83,841 for the three months ended March 31, 2006, as compared to net cash of $147,932 used in financing activities during the three months ended March 31, 2005. This decrease of $64,091 resulted primarily from a decrease in advances to our related company and from an issuance of common stock in the quarter ended March 31, 2005 which did not occur in the quarter ended March 31, 2006.

Bank Loans

Since 1999, we have borrowed an aggregate principal amount of $3,889,259 from the Industrial Bank of Korea. These loans bear interest at rates of 4.5% to 18% per annum and are due and payable on demand. A portion of these loans was secured by our real property. Loans in the aggregate principal amount of $1,301,919 are guaranteed by the Korea Technology Credit Guarantee Fund, or KOTEC, a government-operated fund. At March 31, 2006, the aggregate principal balance and accrued and unpaid interest on these loans was approximately $4,908,954.

We were in default under these loans as of December 31, 2004 and, as such, the Industrial Bank of Korea requested that our real property be auctioned to repay the loan. The Industrial Bank of Korea later agreed to cancel the auction and released our property as security upon our payment of administrative costs in the amount of $173,000. The redemption period has been extended until the end of April 2006. We will use the proceeds from the sale of our real property in Bucheon, South Korea to repay the outstanding amount due to the Industrial Bank of Korea. In December 2004, we obtained a short-term loan from the National Agricultural Cooperative Federation, or NACF, in the principal amount of $1,946,105. This loan had an interest rate of 4.6% per annum and was due on December 22, 2005. This loan was guaranteed by KOTEC. At March 31, 2006, the loan has not been repaid to NACF and the aggregate principal balance and accrued and unpaid interest on such loan was approximately $1,999,247.

In September 2002, we obtained a short-term loan from ChoHeung Bank in the principal amount of $278,805. This loan has an interest rate of 9.5%, was due on August 1, 2004, and was personally guaranteed by Mr. Noh, our president, chief executive officer, board member and principal stockholder. At March 31, 2006, the aggregate principal balance and accrued and unpaid interest on such loan was approximately $377,311. In July 2001 and December 2002, we entered into loan arrangements with Kookmin Bank. Each loan was for $1,000,000, was unsecured, and had interest rates of 6.22% and 11.22%, respectively. Both loans were due and payable on November 15, 2004. At March 31, 2006, the aggregate principal balance and accrued and unpaid interest on such loans was approximately $2,415,665.

Notes

On October 9, 2004, we issued KOTEC a note in connection with its payout as guarantor of a convertible debenture issued by us. The note bears interest at a rate of 21% per annum, is guaranteed by Mr. Noh, our president, chief executive officer, board member and significant stockholder, and is due on demand. To date, no demands for payment have been made. At March 31, 2006, the balance of the note was approximately $1,969,240. Interest payments on the note are classified in our financial statements as Accounts Payable.

In October 2003, we issued a note in the principal amount of $47,772, bearing interest at a rate of 9% per annum, to Jae Ho Lee, the president of UcoleBio Corp., a subsidiary in which we have a 73% ownership interest. The note is due and payable on demand and the unpaid balance of this note was $48,238 at March 31, 2006.

In February 2002, we issued a note in the principal amount of $100,000, bearing interest at a rate of 8% per annum, to Kyungioils Co., Ltd. The note is due and payable on demand and the unpaid balance on this note was $18,412 at March 31, 2006.

Government Loans

On March 2, 2003, we received a non-interest bearing, unsecured government loan in the principal amount of $61,779. The loan must be repaid in three annual installments of $20,593, beginning February 26, 2004. The loan matures in its entirety in February 2006. At March 31, 2006, we were $62,381 in arrears under this loan arrangement.

We received a $316,181 government loan in connection with certain research and development projects over the period from 1999 to 2002. The projects were not successful and, therefore, we are obligated to refund to the government the principal amount of the loan. We repaid $21,034 of the amount due under this loan in our 2004 fiscal year. At March 31, 2006, we were $301,972 in arrears under this loan arrangement.

Other Loans

In December 2004, we received a loan in the principal amount of $63,382 from our customer, Sim Chon, Co., Ltd. The loan is non-interest bearing and due and payable on demand. The principal amount of $49,450 was repaid during our 2005 fiscal year. We repaid the remaining outstanding principal amount due under this loan during our quarter ended March 31, 2006.

Critical Accounting Policies

Our financial position, results of operations and cash flows are impacted by the accounting policies we have adopted. In order to get a full understanding of our financial statements, one must have a clear understanding of the accounting policies employed. A summary of our critical accounting policies follows:

BASIS OF PRESENTATION. The consolidated financial statements include our accounts and the accounts of UcoleBio Corp, a company in which Eugene Science Korea holds a 74% ownership interest. Intercompany accounts and transactions have been eliminated on consolidation. These consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for the year.

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

INVESTMENTS. Investments in available-for-sale securities are being recorded in accordance with FAS-115, "Accounting for Certain Investments in Debt and Equity Securities." Equity securities that are not held principally for the purpose of selling in the near term are reported at fair market value with unrealized holding gains and losses excluded from earnings and reported as a separate component of stockholders' equity.

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

Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4," or SFAS 151. This statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). As currently worded in ARB 43, Chapter 4, the term "so abnormal" was not defined and its application could lead to unnecessary noncomparability of financial reporting. SFAS 151 eliminates that term and requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, SFAS 151 requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. We do not believe that the adoption of SFAS 151 will have a material impact on our consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Non-monetary Assets - an amendment of APB Opinion No. 29," or SFAS 153. SFAS 153 amends Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. We do not believe that the adoption of FAS 153 will have a material impact on our consolidated financial statements.

In December 2004, the FASB issued a revision to SFAS No. 123, “Share-Based Payment," or SFAS 123R. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which the employee is required to provide service in exchange for the award (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Employee share purchase plans will not result in recognition of compensation cost if certain conditions are met. Such conditions are much the same as the related conditions in SFAS 123. SFAS 123R is effective for public entities that do not file as small business issuers as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. SFAS 123R applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. The cumulative effect of initially applying SFAS 123R, if any, is recognized as of the required effective date and we do not expect that it will have a material impact on our consolidated financial statements.

Risk Factors

The following risks could affect our business, financial results and results of operations. These risk factors should be considered in connection with evaluating the forward-looking statements contained in this Quarterly Report on Form 10-QSB because these factors could cause actual results and conditions to differ materially from those projected in the forward-looking statements.

Our independent registered public accounting firm has a going concern qualification in their opinion contained in our audited financial statements which raises substantial doubt about our ability to continue as a going concern.

As a result of our substantial historical operating losses, limited revenues and working capital and our capital needs, our auditors added a going concern qualification in their report contained in our reviewed consolidated financial statements for the quarter ended March 31, 2006 which raises substantial doubt about our ability to continue as a going concern. While we have relied principally in the past on external financing to provide liquidity and capital resources for our operations, we can provide no assurance that cash generated from our operations together with cash received in the future from external financing will be sufficient to enable us to continue as a going concern.

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

In the three months ended March 31, 2006, sales to four major customers accounted for 85% of our total revenue. We may fail to capture a share of the market for such products. Because we are dependent on a limited number of customers, any decrease or elimination of such customers’ purchases could materially harm our business.

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

International sales may account for a significant portion of our revenues. International sales can be subject to many inherent risks that are difficult or impossible for us to predict or control, including:

• expected changes in regulatory requirements and tariffs;

• difficulties and costs associated with staffing and managing foreign operations, including foreign distributor relationships;

• longer accounts receivable collection cycles in certain foreign countries;

• adverse economic or political changes;

• unexpected changes in regulatory requirements;

• more limited protection for intellectual property in some countries;

• changes in our international distribution network and direct sales force;

• potential trade restrictions, exchange controls and import and export licensing requirements;

• potentially adverse tax consequences of overlapping tax structure; and

• foreign currency fluctuations.

Failure to adequately expand to address expanding market opportunities could have a material adverse effect on our business and results of operations.

We anticipate that a significant expansion of operations will be required to address potential market opportunities. There can be no assurance that we will expand our operations in a timely or sufficiently large manner to capitalize on these market opportunities. The anticipated substantial growth is expected to place a significant strain on our managerial, operational and financial resources and systems. While management believes it must implement, improve and effectively use our operational, management, research and development, marketing, financial and employee training systems to manage anticipated substantial growth, there can be no assurance that these practices will be successful.

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

Except with respect to the adoption of our Code of Conduct and Ethics and our compliance with certain requirements specifically applicable to our Annual Report on Form 10-KSB and our other periodic reports, our management has not commenced any specific procedures to comply with the requirements of the Sarbanes Oxley Act of 2002, including, specifically, the process necessary to implement the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires our management to assess the effectiveness of our internal controls over financial reporting and include an assertion in our annual report as to the effectiveness of our controls. Beginning with our Annual Report on Form 10-KSB for the fiscal year ending December 31, 2007, unless otherwise amended by the Securities and Exchange Commission, our independent registered accounting firm will be required to attest to whether our assessment of the effectiveness of our internal control over financial reporting is fairly stated in all material respects and separately report on whether it believes we maintained, in all material respects, effective internal controls over financial reporting as of December 31, 2007. Because of our management's lack of resources, and our limited operations, we have not commenced the process of preparing the system and process documentation, performing an evaluation of our internal controls required for our management to make this assessment and for the auditors to provide their attestation report, and accordingly, have not begun testing the effectiveness of these internal controls. We expect that this process will require significant amounts of our management’s time and resources, as well as higher expenses in the form of higher audit and review fees, higher legal fees and higher internal costs to document, test and potentially remediate internal controls. Accordingly, with respect to Section 404 in particular, there exists a significant risk that we will not be able to meet all the requirements of Section 404 by the end of fiscal year 2007, when we are required to report on our internal controls and provide our auditor's opinion thereon. Additionally, even in the event we attempt to comply with Section 404, in the course of evaluation and testing, management may identify deficiencies that will need to be addressed and remediated, which could potentially have a material adverse effect on our stock price and could result in significant additional expenditures.

Risks related to our industry

Our failure to comply with current or future governmental regulations could adversely affect our business.

The formulation, manufacturing, packaging, labeling, advertising, distribution, and sale of functional foods and food additives, such as those sold by us, are subject to regulation by a number of federal, state and local agencies, including the United States Food and Drug Administration, or FDA, and the United States Federal Trade Commission, or FTC, as well as government agencies in other countries where we may operate. Among other matters, this regulation is concerned with product safety and claims made with respect to a product's ability to provide health-related benefits. These agencies have a variety of procedures and enforcement remedies available to them, including the following:

•	initiating investigations;

•	issuing warning letters and cease and desist orders;

•	requiring corrective labeling or advertising;

•	requiring consumer redress, such as requiring that a Registrant offer to repurchase products previously sold to consumers;

•	seeking injunctive relief or product seizures; and

•	imposing civil penalties or commencing criminal prosecution.

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

Our common stock price is highly volatile.

The market price of our common stock is likely to be highly volatile as the stock market in general has been highly volatile.

Factors that could cause such volatility in our common stock may include, among other things:

•	actual or anticipated fluctuations in our quarterly operating results;

•	announcements of technological innovations;

•	changes in financial estimates by securities analysts;

•	conditions or trends in our industry; and

•	changes in the market valuations of other comparable companies.

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

As of March 31, 2006, our officers and directors and their affiliates owned approximately 39.19% of our outstanding voting shares. As a result, our officers and directors are able to exert considerable influence over the outcome of any matters submitted to a vote of the holders of our common stock, including the election of our Board of Directors. The voting power of these stockholders could also discourage others from seeking to acquire control of us through the purchase of our common stock, which might depress the price of our common stock.

Item 3. Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report, pursuant to Rules 13a-15(b) and 15d-15(b) under the Exchange Act. Based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures, as of the end of the period covered by this quarterly report, were effective in timely alerting them to material information relating to us required to be included in our periodic SEC filings.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Section 404 of the Sarbanes-Oxley Act of 2002 requires management's review and evaluation of our internal controls, and an attestation of the effectiveness of these controls by our independent registered public accounting firm beginning with our Annual Report on Form 10-KSB for the fiscal year ending December 31, 2007. We plan to dedicate significant resources, including management time and effort, and to incur substantial costs in connection with our Section 404 assessment. The evaluation of our internal controls will be conducted under the direction of our principal executive officer and principal financial officer. We will continue to work to improve our controls and procedures, and to educate and train our employees on our existing controls and procedures in connection with our efforts to maintain an effective controls infrastructure.

PART II-OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

The exhibits set forth below are filed as part of this Quarterly Report on Form 10-QSB:

Exhibit Number	Description
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.
32.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.
32.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EUGENE SCIENCE, INC.

Date: May 22, 2006	By:	/s/ SEUNG KWON NOH
Seung Kwon Noh President, Chief Executive Officer and Director (Principal Executive Officer)

Date: May 22, 2006	By:	/s/ JAE HONG YOO
Jae Hong Yoo Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number	Description
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.
32.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.
32.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.