Form 10QSB
period 2006-06-30
EUGENE SCIENCE
filed 2006-08-21
CIK 1107685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO __________________

Commission file number 000-50601

EUGENE SCIENCE, INC.
(Name of small business issuer as specified in its charter)

Delaware	33-0827004
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

The number of outstanding shares of the issuer’s common stock as of August 21, 2006 was 35,375,705.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

PART I—FINANCIAL INFORMATION

EUGENE SCIENCE, INC.

CONSOLIDATED FINANCIAL STATEMENTS

PERIODS ENDED JUNE 30, 2006 AND 2005

(UNAUDITED)

CONTENTS

Report of Independent Registered Public Accounting Firm	1

Consolidated Balance Sheets	2

Consolidated Statements of Stockholders' Deficit	3

Consolidated Statements of Operations	4 - 5

Consolidated Statements of Cash Flows	6

Notes to Consolidated Financial Statements	7-19

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of
Eugene Science, Inc.

We have reviewed the accompanying consolidated balance sheets of Eugene Science, Inc. and subsidiary (the "Company") as at June 30, 2006 and 2005, and the related consolidated statements of stockholders' deficit, operations, and cash flows for the periods then ended. These interim consolidated financial statements are the responsibility of the Company's management.

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

Toronto, Canada August 14, 2006	CHARTERED ACCOUNTANTS

EUGENE SCIENCE, INC.
Consolidated Balance Sheets
June 30, 2006 and 2005
Unaudited
	2006	2005
ASSETS
Current
Cash and cash equivalents (note 3)	$25,911	$58,018
Accounts receivable - net of allowance for doubtful accounts $48,083; 2005 - $317,492 (note 15)	938,307	2,405,186
Inventory (note 4)	46,667	39,168
Advances to a related company (note 5)	1,237,086	1,169,500
Prepaid and sundry assets (note 15)	377,747	194,088
	2,625,718	3,865,960
Properties and Equipment (note 6)	2,843,927	9,384,235
Investments (note 7)	452,353	531,470
Intangible Assets	176,467	176,323
	$6,098,465	$13,957,988
LIABILITIES
Current
Accounts payable	$8,284,629	$6,628,336
Accounts payable to related party	360,868	-
Rental deposits (note 8)	168,610	154,880
Loans payable - current portion (note 9)	6,021,838	10,215,951
Advances from a related company (note 10)	19,706	-
Advances from shareholder (note 11)	671,318	-
	15,526,969	16,999,167
Accrued Severance	621,137	475,907
Deposit	-	1,561,868
Loans Payable (note 9)	42,679	313,879
	16,190,785	19,350,821
STOCKHOLDERS' DEFICIENCY
Capital Stock (note 12)	32,166	3,537

Paid in Capital	16,500,734	16,216,558

Accumulated Other Comprehensive Income (Loss)	(2,494,133)	(1,676,818)

Accumulated Deficit	(24,131,087)	(19,936,110)
	(10,092,320)	(5,392,833)
	$6,098,465	$13,957,988

APPROVED ON BEHALF OF THE BOARD

“Dr. S. K. Noh”
Director	Director

(The accompanying notes are an integral part of these consolidated financial statements)

EUGENE SCIENCE, INC.
Consolidated Statements of Stockholders' Deficit
Six Months Ended June 30, 2006 and 2005
Unaudited
	Number of Shares	Capital Stock	Paid in Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Deficit

Balance, January 1, 2005 (note 12)	3,536,880	$3,537	$15,223,558	$(1,676,719)	$(18,028,969)	$(4,478,593)

Issuance of shares by subsidiary	-	-	993,000	-	-	993,000

Unrealized loss on investments	-	-	-	(52,828)	-	(52,828)

Foreign exchange on translation	-	-	-	52,729	-	52,729

Net loss	-	-	-	-	(1,907,141)	(1,907,141)

Balance, June 30, 2005	3,536,880	$3,537	$16,216,558	$(1,676,818)	$(19,936,110)	$(5,392,833)

Balance, January 1, 2006 (note 12)	34,375,180	$31,166	$16,418,734	$(1,777,866)	$(24,372,702)	$(9,700,668)

Unrealized loss on investments	-	-	-	(107,114)	-	(107,114)

Issuance of shares for consulting services (note 12)	1,000,000	1,000	82,000	-	-	83,000

Foreign exchange on translation	-	-	-	(609,153)	-	(609,153)

Net earnings	-	-	-	-	241,615	241,615

Balance, June 30, 2006	35,375,180	$32,166	$16,500,734	$(2,494,133)	$(24,131,087)	$(10,092,320)

(The accompanying notes are an integral part of these consolidated financial statements)

EUGENE SCIENCE, INC.
Consolidated Statements of Operations
Six Months Ended June 30, 2006 and 2005
Unaudited

	2006	2005
Revenue
Manufacturing	$272,455	$294,791
Merchandise	70,385	221,523
	342,840	516,314

Cost of Sales
Manufacturing	108,659	238,229
Merchandise	56,411	175,541
	165,070	413,770

Gross Profit	177,770	102,544

Expenses
Salaries, employee benefits, and retirement allowance	608,115	473,195
Professional fees	239,483	153,644
Research and development	212,689	215,022
Repairs and maintenance	32,210	42,466
Travel	29,993	86,215
Utilities	27,243	25,566
Bad debts	18,866	8,147
Advertising and promotion	17,883	16,409
Taxes and dues	49,425	-
Insurance	6,629	4,043
Office and general	9,192	28,827
Depreciation	158,932	195,858
	1,410,660	1,249,392

Operating Loss	(1,232,890)	(1,146,848)

Other Income (Expenses)
Gain on sale of property (note 6)	5,490,547	-
Net rental income	79,253	69,549
Miscellaneous income	-	16,268
Interest expense - net	(1,177,221)	(835,351)
Provision for uncollectible loan to related party	(2,918,074)	-
Loss on disposition of equipment	-	(10,759)
	1,474,505	(760,293)

Net Earnings (Loss)	$241,615	$(1,907,141)

Basic Earnings (Loss) Per Share	$0.01	$(0.54)

Weighted Average Number of Shares (note 12)	35,091,023	3,536,880

(The accompanying notes are an integral part of these consolidated financial statements)

EUGENE SCIENCE, INC.
Consolidated Statements of Operations
Three Months Ended June 30, 2006 and 2005
Unaudited
	2006	2005
Revenue
Manufacturing	$169,997	$51,201
Merchandise	50,400	48,881
	220,397	100,082

Cost of Sales
Manufacturing	41,095	1,950
Merchandise	40,475	39,227
	81,570	41,177

Gross Profit	138,827	58,905

Expenses
Salaries, employee benefits, and retirement allowance	273,783	243,145
Professional fees	175,732	93,056
Research and development	99,625	46,142
Repairs and maintenance	16,058	26,952
Travel	14,451	39,303
Utilities	12,581	10,776
Bad debts	8,709	(35,220)
Advertising and promotion	7,093	13,882
Taxes and dues	49,425	-
Insurance	4,078	(4,368)
Office and general	(4,174)	18,900
Depreciation	73,936	86,054
	731,297	538,622

Operating Loss	(592,470)	(479,717)

Other Income (Expenses)
Gain on sale of assets	5,490,547	-
Net rental income	42,289	31,330
Miscellaneous income	-	5,583
Interest - other	46,708	44,518
Interest expense - net	(737,782)	(551,947)
Provision for uncollectible loan to related party	(2,809,180)	-
Loss on disposition of equipment	-	(10,759)
	2,032,582	(481,275)

Net Earnings (Loss)	$1,440,112	$(960,992)

Basic Earnings (Loss) Per Share	$0.04	$(0.27)

Weighted Average Number of Shares (note 12)	35,091,023	3,536,880

(The accompanying notes are an integral part of these consolidated financial statements)

EUGENE SCIENCE, INC.
Consolidated Statements of Cash Flows
Six Months Ended June 30, 2006 and 2005
Unaudited

	2006	2005
Cash Flows from Operating Activities
Net earnings (loss)	$241,615	$(1,907,141)
Adjustments for:
Provision for uncollectible loan to related party	2,918,074	-
Depreciation	284,093	351,436
Gain on sale of property	(5,490,547)	-
Gain on disposition of equipment	-	10,759
Change in non-cash working capital
Accounts receivable	(825,346)	301,581
Inventory	13,919	(24,616)
Accounts payable to related party	81,162	-
Accounts payable	(92,202)	906,329
Accrued severance	166,459	53,585
Prepaid and sundry assets	(197,221)	(25,089)
Rental deposits	10,370	-
	(2,889,624)	(333,156)

Cash Flows from Investing Activities
Acquisition of property and equipment	-	(13,037)
Investments	(33,168)	53,772
Intangible assets	-	(9,822)
	(33,168)	30,913

Cash Flows from Financing Activities
Advances to a related company	(3,180,133)	(255,472)
Deposit	(1,447,402)	(197,060)
Loans payable	(4,934,463)	(210,002)
Proceeds from disposition of property	12,089,892
Advances from shareholder	311,763	(6,234)
Advances from a related company	1,215	-
Issuance of common stock	83,000	993,000
	2,923,872	324,232

Foreign Exchange on Cash and Cash Equivalents	1,475	(652)

Net Increase in Cash and Cash Equivalents	2,555	21,337

Cash and Cash Equivalents - beginning of period	23,356	36,681
Cash and Cash Equivalents - end of period	$25,911	$58,018

(The accompanying notes are an integral part of these consolidated financial statements)

EUGENE SCIENCE, INC.
Notes to Consolidated Financial Statements
June 30, 2006 and 2005
Unaudited

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

b)
Going Concern

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced recurring losses since 2000 and has negative cash flows from operations that raise substantial doubt as to its ability to continue as a going concern. For the years ended June 30, 2006 and 2005, the Company experienced net earnings of $241,615 and losses of $1,907,141 and negative working capital of $12,901,251 and $13,133,207 respectively.

The Company's ability to continue as a going concern is also contingent upon its ability to secure additional financing, initiating sale of its product and attaining profitable operations.

EUGENE SCIENCE, INC.
Notes to Consolidated Financial Statements
June 30, 2006 and 2005
Unaudited

1.	Description of Business and Going Concern (cont'd)

b)
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

b)
Basis of Consolidation

The merger of the Company and Eugene Science Inc. (Korea) has been recorded as the recapitilization of the Company, with the net assets of the Company brought forward at their historical basis. The intention of the management of Eugene Science Inc. (Korea) was to acquire the Company as a shell company listed on Nasdaq. Management does not intend to pursue the business of the Company. As such, accounting for the merger as the recapitilization of the Company is deemed appropriate.

EUGENE SCIENCE, INC.
Notes to Consolidated Financial Statements
June 30, 2006 and 2005
Unaudited

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

EUGENE SCIENCE, INC.
Notes to Consolidated Financial Statements
June 30, 2006 and 2005
Unaudited

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

EUGENE SCIENCE, INC.
Notes to Consolidated Financial Statements
June 30, 2006 and 2005
Unaudited

2.	Summary of Significant Accounting Policies (cont'd)

m)
Recent Accounting Pronouncements

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

3.
Cash and Cash Equivalents

Included in cash and cash equivalents is a bond in the amount of $10,538 (2005 - $9,680) pledged as security for payment on future purchases from a vendor. The bond is restricted for use.

4.	Inventory Inventory includes $33,320 (2005 - $38,966) of finished goods, $13,347 (2005 -$202) of raw materials.

5.
Advances to a Related Company

Advances to a related company which has the same major shareholder and chief executive officer bear interest at 9% per annum and are due on demand. The Company is in financial difficulty and collectability of the advances is uncertain. There is an agreement with the related party to sell its investments in the Company to repay the advances as described in note 15. In the period ended June 30, 2006, the loan was written down to the fair market value of the shares of the company being pledged.

EUGENE SCIENCE, INC.
Notes to Consolidated Financial Statements
June 30, 2006 and 2005
Unaudited

6.	Properties and Equipment Properties and equipment are comprised as follows:

	Cost	2006 Accumulated Depreciation	Cost	2005 Accumulated Depreciation
Land	$-	$-	$4,368,926	$-
Buildings	835,769	123,753	3,345,996	722,450
Equipment	4,349,150	2,241,444	3,987,649	1,656,962
Furniture and fixtures	1,024,908	1,000,703	941,452	880,376
	$6,209,827	$3,365,900	$12,644,023	$3,259,788
Net carrying amount		$2,843,927		$9,384,235

Depreciation expense on buildings and equipment leased to a related company in the amount of $119,299 (2005 - $118,400) has been allocated to net rental income. In addition, depreciation on equipment used for research and development in the amount of $34,918 (2005 - $55,874) has been allocated to research and development expenses.

On March 3, 2006, the Company cancelled a sales agreement entered into in January 2004 to sell the land and buildings. In return, the company paid the purchaser approximately $2,100,000 representing repayment of the deposit and a cancellation fee. On the same date, the Company signed a new agreement to sell the land and building to another purchaser for approximately $11,700,000. The title of the land and building transferred April 27, 2006. The gain on the sale of the property is approximately $5,490,000. In accordance with the new agreement, the proceeds from the sale of the property were used to repay a portion of the bank loans.

7.	Investments

		2006	2005
Private company	7.5%	$451,952	$531,102
Company with same major shareholder and CEO	4.58%	1	1
Other marketable securities		400	367
		$452,353	$531,470

The Company has pledged 53% of the investment in the private company with carrying value of $239,534 (2005 - $281,484) as security for a trade payable in the amount of $327,159 (2005 - $344,760).

EUGENE SCIENCE, INC.
Notes to Consolidated Financial Statements
June 30, 2006 and 2005
Unaudited

8.	Rental Deposits A rental deposit of $63,229 (2005 - $58,080) is secured by a charge on the land and buildings as described in note 6.

9.	Loans Payable

			2006	2005
	Current	Long-term	Total	Total
Bank loans	$1,619,045	$-	$1,619,045	$5,757,868
Bank loan #2	-	-	-	1,931,934
Note payable #1	2,107,620	-	2,107,620	2,302,494
Note payable #2	1,322,691	-	1,322,691	-
Notes payable (#3, 4, 5, 6, 7, 8, 9 & 10)	641,750	-	641,750	162,326
Government loans (#1, 2 & 3)	330,731	42,679	373,410	375,208
	$6,021,837	$42,679	$6,064,516	$10,529,830

Bank Loans

The bank loans bear interest at 4.5% to 21% and are due on demand. A bank loan of $299,938 (2005 - $276,774) is guaranteed by the chief executive officer as at June 30, 2006. Bank loans of approximately $4,000,000 secured by the land and building as described in note 6 were repaid with the proceeds from the sale of property during the quarter.

Bank Loan #2

The bank loan bears interest at 18% per annum and is due June 30, 2006. Bank loan was repaid during the quarter.

Note Payable #1

Note payable #1 to Korea Technology Credit Guarantee Fund, a government operated fund, bears interest at 21% per annum, is guaranteed by the chief executive officer, and is due on demand. As of the year end, the Company is in default of its payment.

Note Payable #2

Note payable #2 to Korea Technology Credit Guarantee Fund, a government operated fund, bears interest at 18% per annum and is due June 30, 2006. As of the period end, the Company is in default of its payment.

Notes Payable #3, 4, 5, 6, 7, 8, 9 and 10

The notes payable bear interest at 9% to 10% are unsecured, and due on demand.

EUGENE SCIENCE, INC.
Notes to Consolidated Financial Statements
June 30, 2006 and 2005
Unaudited

9.
Loans Payable (cont'd)

Government Loan #1

The loan is non-interest bearing, unsecured, repayable in three annual payments of $21,798 and matured in February 2006. The Company is in arrears on the 2004, 2005 and 2006 annual payments.

Government Loan #2

The loan amount is non-interest bearing, unsecured, and is repayable when the projects related to the loan have been completed.

Government Loan #3

Loan is non-interest bearing, unsecured, and is repayable on demand as the Company completed the contract in 2005.

10.	Advances from a Related Company The advances from a company controlled by a person related to the chief executive officer bears interest at 9%, and is due on demand.

11.	Advances from Shareholder The advances from the chief executive officer, who is also a 32% shareholder, bears interest at 9% per annum and is repayable on demand.

EUGENE SCIENCE, INC.
Notes to Consolidated Financial Statements
June 30, 2006 and 2005
Unaudited

12.	Capital Stock

Authorized:
480,000,000 common shares, par value $0.001
20,000,000 preferred shares, par value $0.001
	2006	2005
Issued:
35,375,180 (2005 - 3,536,880) common shares	$32,166	$3,537

On March 3, 2005, the Korean subsidiary issued 2,500,000 shares, a 8% ownership to an investor for $993,000.

On September 30, 2005, in accordance with a Share Exchange Agreement dated September 1, 2005, the Company entered into a reverse-takeover transaction with Eugene Science, Inc. (Korea), whereby 89.5% of all the outstanding shares of the Korean subsidiary were exchanged for 304,882,998 shares (30,488,300 post reverse split shares) of the Company. As a result of the transaction, the shareholders of Eugene Science, Inc. (Korea) will control 88.5% of the Company. While the Company is the legal parent, Eugene Science, Inc. (Korea), as a result of the reverse-takeover, became the parent company for accounting purposes.

The financial statements have been retroactively adjusted to reflect the reverse-takeover transaction.

On October 12, 2005, the Company issued 3,500,000 common shares, (350,000 common shares post reverse split) for $350,000 for consulting services provided.

On January 13, 2006 the company had a reverse stock split whereby one new common share was exchanged for ten old common shares. The financial statements have been retroactively restated to reflect the reverse split.

On February 21, 2006 the company issued 1,000,000 restricted common shares for $83,000 for consulting services provided.

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

EUGENE SCIENCE, INC.
Notes to Consolidated Financial Statements
June 30, 2006 and 2005
Unaudited

12.
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

EUGENE SCIENCE, INC.
Notes to Consolidated Financial Statements
June 30, 2006 and 2005
Unaudited

12.	Capital Stock (cont'd) The following table summarizes the stock option activity during the six months ended June 30, 2006 and 2005:

	2006	2005
Outstanding, beginning of period	1,456,246	2,751,249
Granted	-	-
Exercised	-	-
Cancelled	-	-
Outstanding, end of period	1,456,246	2,751,249
Weighted average fair value of options granted during the period	$-	$-
Weighted average exercise price of common stock options, beginning of period	$1.88	$1.12
Weighted average exercise price of common stock options granted in the period	$-	$-
Weighted average exercise price of common stock options, end of period	$1.88	$1.12
Weighted average remaining contractual life of common stock options	4 years	5 years

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

EUGENE SCIENCE, INC.
Notes to Consolidated Financial Statements
June 30, 2006 and 2005
Unaudited

13.
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

The Company has deferred income tax assets as follows:

	2006	2005
Deferred income tax assets
Research and development expenses amortized over 5 years for tax purposes	$207,040	$313,080
Other timing differences	10,397	64,895
Net operating loss carryforwards	2,594,470	2,641,295
Valuation allowance for deferred income tax assets	(2,811,907)	(3,019,270)
	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets because it is not presently more likely than not that they will be realized.

14.
Major Customers

In 2006, the Company had four major customers which accounted for 93% of the total revenue, of which one single customer accounted for 44%. In 2005, sales to two of the major customers accounted for 86% of the total revenue.

EUGENE SCIENCE, INC.
Notes to Consolidated Financial Statements
June 30, 2006 and 2005
Unaudited

15.	Related Party Transactions

	Finished Goods Sales	Net Rental/ Interest Income	Purchases	Accounts Receivable	Prepaid Assets	Accounts Payable	Rental Deposit

Company #1 - same major shareholder and chief executive officer
- 2005	$93,627	$45,057	$176,319	$2,359,804	$-	$-	$98,462
- 2006	$12,305	$183,394	$56,333	$-	$-	$360,867	$105,381

Company #2 - controlled by a relative of chiefexecutive officer
- 2005	$31,475	$-	$-	$2,700	$-	$-	$-
- 2006	$-	$-	$-	$2,939	$-	$-	$-

Company #3 - controlled by a relative of chief executive officer
- 2005	$887	$-	$40	$3,035	$-	$-	$-
- 2006	$196	$-	$43,716	$1,043	$-	$114,727	$-

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

Results of Operations

Revenues

Comparison of the Three Months Ended June 30, 2006 and 2005

Revenues increased 120% to $220,397 for the three months ended June 30, 2006, as compared to revenues of $100,082 for the three months ended June 30, 2005. This increase is attributable primarily to the sale and distribution of our dietary supplements, such as our CholZero capsules, in the United States, which began during the second quarter of 2006. Our merchandise revenues have not changed measurably from the comparable period of the prior year.

Comparison of the Six Months Ended June 30, 2006 and 2005

Revenues decreased 33% to $342,840 for the six months ended June 30, 2006, as compared to revenues of $516,314 for the six months ended June 30, 2005. This decrease is attributable primarily to a decrease in our merchandise revenues from the sale of crude cooking oils. We have temporarily stopped our crude cooking oil trading in order to concentrate on our primary business area, manufacturing and distributing our cholesterol-lowering products. The increase in sales of our cholesterol-lowering dietary supplements has been reflected in the increase in revenues for the three months ended June 30, 2006 as compared to revenues during the three months ended June 30, 2005.

Operating Expenses

Comparison of the Three Months Ended June 30, 2006 and 2005

Cost of Sales

Cost of sales increased 98% to $81,570 for the three months ended June 30, 2006, as compared to cost of sales of $41,177 for the three months ended June 30, 2005. This increase is attributable primarily to an increase in our manufacturing revenues for the three months ended June 30, 2006 as compared to the same period of the prior year. We have not had a significant change in our merchandise cost of sales for the three months ended June 30, 2006 as compared to the same period of the prior year. Our gross margin for the three months ended June 30, 2006 was approximately 37% of our gross revenues, as compared to a gross margin of approximately 59% of our gross revenues for the three months ended June 30, 2005. The change in our gross margin is due primarily to a decrease in our manufacturing gross margin.

Total Expenses

Our total expenses for the three months ended June 30, 2006 were $731,297 as compared to $538,622 for the three months ended June 30, 2005, an increase of $192,675. This change is due primarily to an increase in professional fees, salaries and research and development expenses owed by us.

Other Income (Expenses)

Other income increased to $2,032,582 for the three months ended June 30, 2006, as compared to other expenses of $481,275 for the three months ended June 30, 2005. This increase in other income resulted primarily from a gain on the sale of our real property in Bucheon, Kyonggi-Do, Korea. Interest expense increased 33% to $737,782 for the three months ended June 30, 2006, as compared to interest expense of $551,947 for the three months ended June 30, 2005. This increase is attributable primarily to interest expenses incurred as a result of the cancellation of a contract regarding sale of our real property in Bucheon, Kyonggi-Do, Korea, and to interest expenses on our outstanding debt. Upon the sale of our real property in Bucheon, Kyonggi-Do, Korea, we had to cancel an existing sales agreement with Wando Fisheries Co. Ltd., or Wando Fisheries, and repay the outstanding principal balance and all accrued and unpaid interest under a loan from Wando Fisheries in order to sell our real property to another buyer. In addition, all of our bank loans were in default as of June 30, 2006. The interest rates on such loans range from 15% to 18%. We are currently in negotiations with our lenders to settle our outstanding debts, and we intend to enter into settlement agreements with such lenders during the second half of our 2006 fiscal year.

Comparison of the Six Months Ended June 30, 2006 and 2005

Cost of Sales

Cost of sales decreased 60% to $165,070 for the six months ended June 30, 2006, as compared to cost of sales of $413,770 for the six months ended June 30, 2005. This decrease is attributable primarily to a decrease in both our manufacturing cost of sales and our merchandise cost of sales in response of a decrease in our manufacturing and merchandise revenues. The decrease in our merchandise cost of sales was greater than that of our manufacturing cost of sales because of a decrease in our crude cooking oil sales, which constituted most of the merchandise revenues for the six months ended June 30, 2005. Our gross margin for the six months ended June 30, 2006 was approximately 52% of our gross revenues, as compared to a gross margin of approximately 20% of our gross revenues for the six months ended June 30, 2005. The change in our gross margin is due primarily to a higher margin rate from sale of our dietary supplements, such as our CholZero capsules, which increased for the six months ended June 30, 2006.

Total Expenses

Our total expenses for the six months ended June 30, 2006 were $1,410,660 as compared to $1,249,392 for the six months ended June 30, 2005, an increase of 13%, or $161,268. This change is due primarily to an increase in professional fees and salaries owed by us and to an increase in our bad debts.

Other Income (Expenses)

Other income increased to $1,474,505 for the six months ended June 30, 2006, as compared to other expenses of $760,293 for the six months ended June 30, 2005. This increase in other income resulted primarily from a gain on the sale of our real property in Bucheon, Kyonggi-Do, Korea. Interest expense increased 40% to $1,177,221 for the six months ended June 30, 2006, as compared to interest expense of $835,351 for the six months ended June 30, 2005. This increase is attributable primarily to interest expanses incurred as a result of the cancellation of a contract regarding the sale of our real property and interest expenses incurred upon our loans. Upon the sale of our real property in Bucheon, Kyonggi-Do, Korea, we had to cancel an existing sales agreement with Wando Fisheries and repay the outstanding principal balance and all accrued and unpaid interest under a loan from Wando Fisheries.

Liquidity and Capital Resources

Comparison of the Six Months Ended June 30, 2006 and 2005

For the six months ended June 30, 2006, we had cash and cash equivalents of approximately $25,911 and negative working capital of approximately $12,901,251. For the six months ended June 30, 2005, we had cash and cash equivalents of approximately $58,018 and negative working capital of approximately $13,133,207. This decrease in our cash and working capital was due primarily to the repayment of certain bank loans during the six months ended June 30, 2006 upon the sale of our real property in Bucheon, Kyonggi-Do, Korea.

Cash Used In Operating Activities

Net cash used in operating activities increased 767% to $2,889,624 for the six months ended June 30, 2006, as compared to net cash of $333,156 used in operating activities during the six months ended June 30, 2005. This increase of $2,556,468 resulted primarily from a gain on the sale of our real property in Bucheon, Kyonggi-Do, Korea during the six months ended June 30, 2006.

Cash Used In/Provided By Investing Activities

Net cash used in investing activities increased 207% to $33,168 for the six months ended June 30, 2006, as compared to net cash of $30,913 provided by investing activities during the six months ended June 30, 2005. This increase of $64,081 resulted primarily from a decrease in the carrying value of the companies in which we have invested.

Cash Provided By Financing Activities

Net cash provided by financing activities increased 801% to $2,923,872 for the six months ended June 30, 2006, as compared to net cash provided by financing activities of $324,232 during the six months ended June 30, 2005. This increase of $2,559,640 resulted primarily from the sale of our real property in Bucheon, Kyonggi-Do, Korea.

Bank Loans

Since 1999, we have borrowed an aggregate principal amount of $3,889,259 from the Industrial Bank of Korea. These loans bear interest at rates of 4.5% to 18% per annum and are due and payable on demand. A portion of these loans was secured by our real property. Loans in the aggregate principal amount of $1,301,919 are guaranteed by the Korea Technology Credit Guarantee Fund, or KOTEC, a government-operated fund. During the six months ended June 30, 2006, we repaid all of the outstanding principal and a portion of the accrued and unpaid interest owed under these loans. At June 30, 2006, the accrued and unpaid interest owed under these loans was approximately $1,272,633. We were in default under these loans as of December 31, 2004 and, as such, the Industrial Bank of Korea requested that our real property be auctioned to repay the loan. The Industrial Bank of Korea later agreed to cancel the auction and released our property as security upon our payment of administrative costs in the amount of $173,000. As noted above, we used the proceeds from the sale of our real property in Bucheon, South Korea to repay all outstanding principal and a portion of the accrued and unpaid interest owed to the Industrial Bank of Korea.

In December 2004, we obtained a short-term loan from the National Agricultural Cooperative Federation, or NACF, in the principal amount of $1,946,105. This loan has an interest rate of 4.6% per annum and was due on December 22, 2005. This loan is guaranteed by KOTEC. At June 30, 2006, the loan had not been repaid to NACF and the aggregate outstanding principal balance and accrued and unpaid interest on such loan was approximately $1,322,691.

In September 2002, we obtained a short-term loan from ChoHeung Bank in the principal amount of $278,805. This loan has an interest rate of 9.5%, was due on August 1, 2004 and was personally guaranteed by Mr. Noh, our president, chief executive officer, board member and principal stockholder. At June 30, 2006, the aggregate principal balance and accrued and unpaid interest on such loan was approximately $418,168. In July 2001 and December 2002, we entered into loan arrangements with Kookmin Bank. Each loan is for $1,000,000, is unsecured and has interest rates of 6.22% and 11.22% per annum, respectively. Both loans were due and payable on November 15, 2004. At June 30, 2006, the aggregate principal balance and accrued and unpaid interest on such loans was approximately $2,063,843.

Notes

On October 9, 2004, we issued KOTEC a note in connection with its payout as guarantor of our convertible debenture described below. The note bears interest at a rate of 21% per annum, is guaranteed by Mr. Noh, our president, chief executive officer, board member and significant stockholder, and is due and payable on demand. To date, KOTEC has made no demands for payment of this note. At June 30, 2006, the outstanding balance of the note was approximately $2,107,620. Interest payments on the note are classified in our financial statements as “Accounts Payable.”

In October 2003, we issued a note in the principal amount of $47,772, bearing interest at a rate of 9% per annum, to Jae Ho Lee, the president of UcoleBio Corp., an entity in which Eugene Science Korea, our subsidiary, has a 73% ownership interest. The note is due and payable on demand and, to date, Mr. Lee has made no demands to us for payment of this note. The outstanding balance of this note was $51,627 at June 30, 2006.

In February 2002, we issued a note in the principal amount of $100,000, bearing interest at a rate of 8% per annum, to Kyungioils Co., Ltd. The note is due and payable on demand and, to date, no demands have been made to us for payment of this note. The outstanding balance on this note was $19,706 at June 30, 2006.

Government Loans

On March 2, 2003, we received a non-interest bearing, unsecured loan from the South Korean government in the principal amount of $61,779. Pursuant to its terms, the loan was to be repaid in three annual installments of $20,593, beginning February 26, 2004. The loan matured in its entirety in February 2006. At June 30, 2006, we were $66,764 in arrears under this loan.

We received a $316,181 loan from the South Korean government in connection with certain research and development projects over the period from 1999 to 2002. The projects were not successful and, therefore, we are obligated to repay to the South Korean government the principal amount of the loan. We repaid $21,034 of the amount due under this loan in our 2004 fiscal year. At June 30, 2006, we were $306,646 in arrears under this loan arrangement.

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

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards, or SFAS, No. 154, "Accounting Changes and Error Corrections," or SFAS 154, which replaces Accounting Principles Board, or APB, Opinion No. 20, "Accounting Changes", and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements An Amendment of APB Opinion No. 28". SFAS No. 154 provides guidance on the accounting for and reporting of changes in accounting principles and error corrections. SFAS No. 154 requires retrospective application to prior period financial statements of voluntary changes in accounting principle and changes required by new accounting standards when the standard does not include specific transition provisions, unless it is impracticable to do so. SFAS No. 154 also requires certain disclosures for restatements due to correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, and is required to be adopted by us as of January 1, 2006. The impact that the adoption of SFAS No. 154 will have on our results of operations and financial condition will depend on the nature of future accounting changes adopted by us and the nature of transitional guidance provided in future accounting pronouncements.

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

As a result of our substantial historical operating losses, limited revenues and working capital and our capital needs, our auditors added a going concern qualification in their report contained in our audited consolidated financial statements for the fiscal year ended December 31, 2005 which raises substantial doubt about our ability to continue as a going concern. While we have relied principally in the past on external financing to provide liquidity and capital resources for our operations, we can provide no assurance that cash generated from our operations together with cash received in the future from external financing will be sufficient to enable us to continue as a going concern.

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

In the six months ended June 30, 2006, sales to four major customers accounted for 90% of our total revenue. We may fail to capture a share of the market for such products. Because we are dependent on a limited number of customers, any decrease or elimination of such customers’ purchases could materially harm our business.

We face product liability risks and may not be able to obtain adequate insurance to protect ourselves against losses.

We maintain liability insurance with policy limits generally of $100,000 per occurrence and $100,000 per year. Our insurance coverage includes property, casualty, comprehensive general liability, and products liability insurance. We believe that our insurance coverage is adequate. The testing, marketing, and sale of health care products, however, entail an inherent risk of product liability. We cannot assure you that product liability claims relating to dietary supplement products will not be asserted against us, our licensees, or third parties with whom we operate. Many claims related to dietary supplements have already been brought against businesses in our industry. Further, we cannot assure you that such insurance will provide adequate coverage against any potential claims. A product liability claim or product recall could have a material adverse effect on our business, financial condition, or results of operations.

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

The formulation, manufacturing, packaging, labeling, advertising, distribution, and sale of functional foods and food additives, such as those sold by us, are subject to regulation by a number of federal, state and local agencies, including the United States Food and Drug Administration, or FDA, and the United States Federal Trade Commission, or FTC, as well as government agencies in other countries where we may operate. Among other matters, this regulation is concerned with product safety and claims made with respect to a product's ability to provide health-related benefits. These agencies have a variety of procedures and enforcement remedies available to them, including the following:

•	initiating investigations;

•	issuing warning letters and cease and desist orders;

•	requiring corrective labeling or advertising;

•	requiring consumer redress, such as requiring that we offer to repurchase products previously sold to consumers;

•	seeking injunctive relief or product seizures; and

•	imposing civil penalties or commencing criminal prosecution.

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

We believe that the nutraceutical market is affected by media attention regarding the consumption of dietary supplements and functional goods. Future scientific research or publicity could be unfavorable to the functional nutrition market or any particular product, or inconsistent with earlier favorable research or publicity. Future reports of research that are perceived as less favorable or that question such earlier research could hurt our business. Because of our dependence upon consumer perceptions, adverse publicity associated with adverse effects resulting from the consumption of our products or any similar products distributed by other companies could also hurt our business. Such adverse publicity could arise even if the adverse effects associated with such products resulted from consumers' failure to consume such products as directed. In addition, we may not be able to counter the effects of negative publicity concerning the efficacy of our products.

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

Stockholders should be aware that, according to the Securities and Exchange Commission, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) "boiler room" practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, resulting in investor losses.

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

As of June 30, 2006, our officers and directors and their affiliates owned approximately 35.64% of our outstanding voting shares. As a result, our officers and directors are able to exert considerable influence over the outcome of any matters submitted to a vote of the holders of our common stock, including the election of our Board of Directors. The voting power of these stockholders could also discourage others from seeking to acquire control of us through the purchase of our common stock, which might depress the price of our common stock.

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

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II-OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

On April 13, 2006, the majority of our stockholders, by written consent in lieu of a meeting, approved and adopted our 2006 Stock Incentive Plan, which reserved 4,000,000 shares of our common stock for issuance pursuant to the terms and conditions of the plan.

 Item 6. Exhibits.

The exhibits set forth below are filed as part of this Quarterly Report on Form 10-QSB:

Exhibit Number	Description

10.1	2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 31, 2006).

10.2	Form of Stock Option Agreement (I) under the 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on May 31, 2006).

10.3	Form of Stock Option Agreement (II) under the 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on May 31, 2006).

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EUGENE SCIENCE, INC.

Date: August 21, 2006	By:	/s/ SEUNG KWON NOH
Seung Kwon Noh President, Chief Executive Officer and Director (Principal Executive Officer)

Date: August 21, 2006	By:	/s/ JAE HONG YOO
Jae Hong Yoo Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number	Description

10.1	2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 31, 2006).

10.2	Form of Stock Option Agreement (I) under the 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on May 31, 2006).

10.3	Form of Stock Option Agreement (II) under the 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on May 31, 2006).

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.