Form 10QSB
period 2006-09-30
EUGENE SCIENCE
filed 2006-11-20
CIK 1107685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO __________________

Commission file number 000-50601

EUGENE SCIENCE, INC.
(Name of small business issuer as specified in its charter)

Delaware	33-0827004
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

The number of outstanding shares of the issuer’s common stock as of November 18, 2006 was 40,115,705.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of

Eugene Science, Inc.

We have reviewed the accompanying consolidated balance sheets of Eugene Science, Inc. and subsidiaries (the "Company") as at September 30, 2006 and 2005, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the nine month then ended. These interim consolidated financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and had working capital deficiencies as of September 30, 2006 and 2005, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The 2005 financial statements of Eugene Science, Inc. and subsidiaries were reviewed by other accountants, whose report dated November 15, 2005, stated that they were not aware of any material modifications, except the matter described in the preceding paragraph, that should be made to those statements in order for them to be in conformity with generally accepted accounting principles.

November 10, 2006

EUGENE SCIENCE, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
September 30, 2006 and 2005
(Unaudited)

ASSETS

	2006	2005

Current Assets:
Cash and cash equivalents (Note 3)	$28,196	$49,809
Accounts receivable (Notes 2 and 14)	810,769	1,875,899
Inventory (Note 2)	24,149	60,840
Due from related parties (Note 4)	1,417,023	1,476,055
Prepaid expenses and other current assets	276,217	169,098

Total Current Assets	2,556,354	3,631,701

Property and Equipment:
Property and equipment (Note 5)	2,758,529	9,147,716

Other Assets:
Investments (Note 6)	588,817	509,482
Intangible assets (Note 2)	172,982	164,107

Total Other Assets	761,799	673,589

Total Assets	$6,076,682	$13,453,006

EUGENE SCIENCE, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
September 30, 2006 and 2005
(Unaudited)

LIABILITIES AND STOCKHOLDER'S DEFICIENCY

	2006	2005
Current Liabilities:
Accounts payable	$9,432,723	$6,935,450
Rental deposits (Note 7)	169,133	153,440
Due to shareholders and officers (Note 9)	657,009	307,535
Loan payable, current portion (Note 8)	5,744,708	10,154,011

Total Current Liabilities	16,003,573	17,550,436

Long-Term Liabilities:
Accrued pension payable	655,784	384,305
Deposits on unsettled contract	68,710	1,403,497
Long-term debt, net of current portion (Note 8)	22,324	310,961

Total Long-Term Liabilities	746,818	2,098,763

Total Liabilities	16,750,391	19,649,199

Stockholders' Deficiency:
Common stock (Note 10)	35,765	30,816
Additional paid-in-capital	16,500,344	16,408,578
Accumulated other comprehensive loss	(2,111,980)	(1,656,302)
Accumulated deficit	(25,097,838)	(20,979,285)

Total Stockholders' Deficiency	(10,673,709)	(6,196,193)

Total Liabilities and Stockholders' Deficiency	$6,076,682	$13,453,006

The accompanying notes are an integral part of these financial statements

EUGENE SCIENCE, INC. AND SUBSIDIARIES
Consolidated Statements of Operation
Nine Months Ended September 30, 2006 and 2005
(Unaudited)

	2006	2005

Net sales (Note 12)	$657,566	$790,479

Cost of goods sold (Note 12)	429,541	618,231

Gross profit	228,025	172,248

Operating expenses	1,970,715	1,773,171

Operating loss	(1,742,690)	(1,600,923)

Other income (expenses):
Gain from sale of assets (Note 5)	5,504,264	--
Net rental income	164,827	103,870
Miscellaneous income	897	16,296
Net interest expense	(1,671,194)	(1,436,861)
Financing fees	--	(32,698)
Provision for uncollectable related party loans	(2,981,240)	--

Net other income (expenses)	1,017,554	(1,349,393)

Net loss	$(725,136)	$(2,950,316)

Basic loss per share	$(0.02)	$(0.11)

Weighted average number of shares (Note 10)	35,091,023	27,279,095

The accompanying notes are an integral part of these financial statements

EUGENE SCIENCE, INC. AND SUBSIDIARIES
Consolidated Statements of Operation
Three Months Ended September 30, 2006 and 2005
(Unaudited)

	2006	2005

Net sales (Note 12)	$314,726	$274,165

Cost of goods sold (Note 12)	264,471	193,702

Gross profit	50,255	80,463

Operating expenses	560,055	553,245

Operating loss	(509,800)	(472,782)

Other income (expenses):
Gain from sale of assets (Note 5)	13,717	--
Net rental income	85,574	31,365
Miscellaneous income	897	28
Net interest expense	(493,973)	(469,167)
Financing fees	--	(276)
Provision for uncollectable related party loans	(63,166)	--

Net other expenses	(456,951)	(438,050)

Net loss	$(966,751)	$(910,832)

Basic loss per share	$(0.03)	$(0.03)

Weighted average number of shares (Note 10)	35,091,023	27,279,095

The accompanying notes are an integral part of these financial statements

EUGENE SCIENCE, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Deficit
Nine Months Ended September 30, 2006 and 2005
(Unaudited)

			Paid in	Accumulated	Retained
			Capital in	Other	Earnings
	Common Stock		Excess of	Comprehensive	(Accumulated
	Shares	Amount	Par value	Income (loss)	Deficit)	Total

Balance, January 1, 2005 (Note 10)	3,536,880	$3,537	$15,223,558	$(1,676,719)	$(18,028,969)	$(4,478,593)

Issuance of common shares by subsidiary	--	--	1,284,181	--	--	1,284,181

Common shares issued on acquisition of Eugene Science, Inc	27,279,095	27,279	(99,161)	--	--	(71,882)

Unrealized loss on investments	--	--	--	(70,926)	--	(70,926)

Foreign exchange on translation	--	--	--	91,343	--	91,343

Net loss	--	--	--	--	(2,950,316)	(2,950,316)

Balance, September 30, 2005	30,815,975	$30,816	$16,408,578	$(1,656,302)	$(20,979,285)	$(6,196,193)

Balance, January 1, 2006 (Note 10)	34,375,180	$34,375	$16,418,734	$(1,781,075)	$(24,372,702)	$(9,700,668)

Unrealized loss on investments	--	--	--	(71,707)	--	(71,707)

Issuance of shares for consulting services (Note 10)	1,390,000	1,390	81,610	--	--	83,000

Foreign exchange on translation	--	--	--	(259,198)	--	(259,198)

Net loss	--	--	--	--	(725,136)	(725,136)

Balance, September 30, 2006	35,765,180	$35,765	$16,500,344	$(2,111,980)	$(25,097,838)	$(10,673,709)

The accompanying notes are an integral part of these financial statements

EUGENE SCIENCE, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2006 and 2005
(Unaudited)

	2006	2005
Cash Flows from Operating Activities:

Net loss	$(725,136)	$(2,950,316)
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	258,891	542,239
Provision for loss on uncollectable related party loans	2,981,240	--
Gain on sale of property	(5,504,264)	--
(Increase) decrease in assets:
Accounts receivable	(715,800)	818,252
Inventory	36,437	(47,018)
Prepaid expenses and other current assets	(94,203)	(1,261)
Increase (decrease) in liabilities:
Accounts payable	1,293,008	1,356,224
Accrued severance	201,106	(35,801)
Rental deposits	10,893	--
Cash Used for Operating Activities	(2,257,828)	(317,681)

Cash Flows from Investing Activities:
Acquisition of fixed assets	--	(7,364)
Intangible assets	(60,919)	(33,859)
Cash Used for Investing Activities	(60,919)	(41,223)

Cash Flows from Financing Activities:
Advance from shareholder and officers	--	236,133
Net proceeds from issuance of common stock	83,000	1,282,769
Net proceeds from sale of property	11,784,939	--
Advance made to related party	(3,149,241)	(578,666)
Deposits	(1,378,692)	(343,112)
Repayment of loans	(5,017,689)	(224,181)
Cash Provided by Financing Activities	2,322,317	372,943

Foreign Exchange on Cash and Cash Equivalents	1,270	(911)
Net Increase in Cash	4,840	13,128

Cash and Cash Equivalent - Beginning of Period	23,356	36,681

Cash and Cash Equivalent - End of Period	$28,196	$49,809

Supplemental Information:
Cash Paid During the Period For:
Interest	$-	$87,262

The accompanying notes are an integral part of these financial statements

EUGENE SCIENCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2006 and 2005
(Unaudited)

Note 1 - Nature of Business and Going Concern

(a) Description of Business

Eugene Science Inc. (“the Company”) was incorporated in August 1998 under the laws of state of Delaware, and owns 89.5% of Eugene Science, Inc. in Korea (“the Korean subsidiary”) which manufactures certain cholesterol lowering food ingredients. The Company currently has no other business.

Initially registered as Orcas, Ltd, the Company has had a number of name changes; it changed the name to Ezcomm Inc. in January 2000, and again to Ezcomm Enterprises, Inc. (EEI) in July 2004, and finally to the current name in September 2005 as it acquired the control of the Korean subsidiary.

The control of the Korean subsidiary was acquired in September 2005 by a share exchange transaction. By this exchange, EEI acquired 89.5% of Eugene Science, Inc. by issuing 88.5% of its own common stock to the shareholders of the Korean company. As a result, the Korean company has become 89.5% subsidiary of EEI while the shareholders of the Korean subsidiary hold 88.5% control in EEI in the United States. Immediately following the share exchange, EEI changed its name to Eugene Science, Inc. so that both companies are known under a common name.

The Korean subsidiary, located in Kyonggi-Do, Korea, was organized in July 1997 under the laws of the Republic of Korea, and is in business of manufacturing and selling CZTM series cholesterol-lowering functional food ingredients, beverages and capsules, and vegetable oil products that include those ingredients.

(b)	Going Concern

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced recurring losses since 2000 and has negative cash flows from operations. The Company experienced net losses of $725,136 and $2,950,316 for the nine months ended September 30, 2006 and 2005, and had negative working capital of $13,469,245 and $13,918,735, as of September 30, 2006 and 2005, respectively. These factors raise substantial doubt as to its ability to continue as a going concern.

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

The Company also plans to strengthen the cooperation with its international partners to restart shipping to overseas markets. The Company expects to sell CZTM to major food companies through its international strategic partners such as Archer Daniels Midland Company. For marketing the CZTM capsules, the Company plans to establish a distribution channel for a large volume in the United States market beginning in early 2006

In addition, management is pursuing various sources of equity financing, although there can be no assurance that the Company will be able to secure financing when needed or obtain such on terms satisfactory to the Company.
The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Note 2 - Significant Accounting Policies

EUGENE SCIENCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2006 and 2005
(Unaudited)

The following summary of significant accounting polices of the Company is presented to assist in understanding the Company’s financial statements. These accounting policies conform to the accounting principles generally accepted in the United States of America, and have been consistently applied in the preparation of the financial statements.

(a)	Basis of Financial Statement Presentation

These financial statements have been prepared with the assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business.

(b)	Basis of Consolidation

The reverse-takeover transaction between the Company and Eugene Science Inc. in Korea has been recorded as the recapitalization of the Company, with the net assets of the Company brought forward at their historical basis. The intention of the management of Eugene Science Inc. in Korea was to acquire the Company as a shell company listed on a stock market. As such, accounting for the reverse-takeover as the recapitalization of the Company is deemed appropriate.

The consolidated financial statements included the accounts of Eugene Science, Inc. (formerly Ezcomm Enterprises, Inc.) in the United States, Eugene Science, Inc. in Korea and its subsidiary, Ucolebio, Inc. in Korea. Significant inter company transactions, if any, have been eliminated in consolidation

Minority interests are recorded to the extent of their equity. Losses in excess of minority interest equity capital are charged against the majority interest and will be reversed when the losses reverse.

(c)	Unit of Estimates

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

(d)	Revenue Recognition

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

(e)	Government Grants

Government grants are recognized as income over the periods necessary to match them with the related costs that they are intended to compensate.

(f)	Currency Translation

The Company's functional currency is Korean Won. Adjustments to translate those statements into U.S. dollars at the balance sheet date are recorded in other comprehensive income.

EUGENE SCIENCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2006 and 2005
(Unaudited)

Foreign currency transactions of the Korean operation have been translated to Korean Won at the rate prevailing at the time of the transaction. Realized foreign exchange gains and losses were charged to income in the year.

(g)	Cash and Cash Equivalents

Highly liquid investments with maturities of three months or less when purchased are considered cash equivalents and recorded at cost, which approximates fair value.

(h)	Allowance for Doubtful Accounts

An allowance for doubtful accounts is computed based on the Company’s historical experience and management’s analysis of possible bad debts. Accounts receivable are shown net of allowance for doubtful accounts of $54,625 and $22,224 as of September 30, 2006 and 2005, respectively.

(i)	Properties and Equipment

Properties and equipment are stated at cost. Major renewals and betterments are capitalized and expenditures for repairs and maintenance are charges to expense as incurred. Depreciation is computed using the straight-line method over the following periods:

Buildings	20-40 years
Machinery	10 years
Vehicles	5 years
Furniture and equipment	3-5 years

(j)	Intangible Assets

Intangible assets such as cost of obtaining industrial rights and patents are stated at cost, net of depreciation computed using the straight-line method over five to ten years.

(k)	Inventories

Inventories are stated at the lower of cost or net realizable value. Net realizable value is determined by deducting selling expenses from selling price.

The cost of inventories is determined on the first-in first-out method, except for materials-in-transit for which the specific identification method is used. The components of inventory at September 30, 2006 and 2005 were as follows:

	2006	2005

Raw materials	$17,452	$37,024
Finished goods	6,554	23,559
Merchandise available for sale	143	257

Total	$24,149	$60,840

(l)	Investments

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

(m)	Financial Instruments

EUGENE SCIENCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2006 and 2005
(Unaudited)

Fair values of cash equivalents, short-term and long-term investments and short-term debt approximate their costs. The estimated fair values of other financial instruments, including debt, equity and risk management instruments, have been determined using market information and valuation methodologies, primarily discounted cash flow analysis. These estimates require considerable judgment in interpreting market data, and changes in assumptions or estimation methods could significantly affect the fair value estimates.

(n)	Recent Accounting Pronouncements

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

Note 3 - Cash and Cash Equivalents

Cash and cash equivalents included a bond valued at $10,788 and $9,590 as of September 30, 2006 and 2005 respectively. This bond was pledged as security for future purchases from a vendor.

Note 4 - Due from Related Party

Loans receivable from an affiliate by virtue of common ownership were carried at $1,417,023 and $1,476,055 as of September 30, 2006 and 2005, respectively. These loans are pledged by marketable securities, and bear interest at 9% and are due on demand. The collectability of these loans appeared uncertain unless the pledged assets are liquidated, and for this reason the loans were adjusted to the realizable value of the assets pledged as of September 30, 2006.

Note 5 - Properties and Equipment

Properties and equipment consisted of the following at September 30:

	2006	2005

Land	$–	$4,328,306
Buildings	838,363	3,314,886
Equipment and vehicles	4,454,370	3,955,597
Furniture and fixtures	1,071,380	932,698
	6,364,113	12,531,487
Less: accumulated depreciation	(3,605,584)	(3,383,771)

Net property and equipment	$2,758,529	$9,147,716

On March 3, 2006, the Company cancelled a sales agreement entered into in January 2004 to sell the land and buildings. In return, the company paid the purchaser approximately $2,100,000 representing repayment of the deposit and a cancellation fee. On the same date, the Company signed a new agreement to sell the land and building to another purchaser for approximately $11,700,000. The title of the land and building transferred April 27, 2006. The gain on the sale of the property is approximately $5,504,000. In accordance with the new agreement, the proceeds from the sale of the property were used to repay a portion of the bank loans.

EUGENE SCIENCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2006 and 2005
(Unaudited)

Note 6 - Investments

The following is a summary of investments at September 30:

	2006	2005

7.5% equity of a unlisted company	$588,414	$509,117
4.58% equity in a unlisted company	1	1
Other marketable securities	402	364

Total	$588,817	$509,482

Fifty three percent (53%) of the 7.5% equity investment with carrying value of $311,859 and $269,832 at September 30, 2006 and 2005, respectively, was pledged as security for a trade payable in the amount of $328,174 and $297,725 at September 30, 2006 and 2005.

Note 7 - Rental Deposits

The Company leases an office space to an unrelated party and received rental deposits of $63,425 and $57,540 as of September 30, 2006 and 2005, respectively.

Note 8 - Loans Payable

Loans payable consisted of the following at September 30;

	2006	2005
Bank loans - Loans payable to a bank with interest at 4.5% to 21%, due on demand, guaranteed by Korea Technology Credit Guarantee Fund or chief executive officer. Principal reduced by $4,000,000 in April 2006.	$1,624,069	$5,703,812

Bank loan - Loan payable to a bank with interest at 4.6% to 18% per annum, paid off in June 30, 2006.	--	1,913,972

Note payable - Note payable to Korea Technology Credit Guarantee Fund, a government operated fund, bears interest at 21% per annum, is guaranteed by the chief executive officer, and is due on demand. As of the period end, the Company is in default of its payment.	2,114,160	2,281,086

Note payable - Note payable to Korea Technology Credit Guarantee Fund, a government operated fund, bears interest at 18% per annum and is due June 30, 2006. As of the period end, the Company is in default of its payment.	1,396,146	--

Notes payables (#3-10) - Various notes payable to related party bear interest at 9% to 10% are unsecured, and due on demand.	590,566	179,997

Government loan #1 - Loan is non-interest bearing, unsecured, repayable in three annual payments of $21,798 and matured in February 2006. The Company is in arrears on the 2004, 2005 and 2006 annual payments.
Government loan #2 - Loan is non-interest bearing, unsecured, and is repayable when the projects related to the loan have been completed.
Government loan #3 - Loan is non-interest bearing, unsecured, and is repayable on demand as the Company completed the contract in 2005.
	42,091	371,720

Loan payable to a customer, due on demand	--	14,385

Total notes payable	5,767,032	10,464,972

Less: current portion	(5,744,708)	(10,154,011)

Total long-term debt	$22,324	$310,961

EUGENE SCIENCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2006 and 2005
(Unaudited)

Note 9 - Due to Shareholders and Officers

Due to shareholders and officer consisted of the following at September 30;

	2006	2005

Short term advance payable to shareholder is unsecured and bears interest at 9% per annum and is due on demand.	$70,470	$70,470
Short-terms advances payable to corporate officer is unsecured and bears interest at 9% per annum and is due on demand.	586,539	237,065

Total	$657,009	$307,535

Note 10 - Capital Stock

Authorized:
480,000,000 common shares, par value $0.001
20,000,000 preferred shares, par value $0.001
	2006	2005
Issued:
35,375,180 (2005 - 30,815,974) common shares	$35,375	$30,816

On March 3, 2005, the Korean subsidiary issued 2,500,000 shares, an 8% ownership to an investor for $993,000.

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

EUGENE SCIENCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2006 and 2005
(Unaudited)

On February 21, 2006 the company issued 1,000,000 restricted common shares for $83,000 for consulting services provided.

On September 19, 2006 the company issued 390,000 restricted common shares for consulting services provided.

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

In October 1999, the share option plan granted 928,350 stock options for the common stock of the Company having a $0.0869 nominal par value each and an exercise price of $0.12. In 2000, 236,240 stock options were cancelled. In 2005, the balance of the 692,110 options was exercised.

In December 1999, 659,169 stock options were granted having a $0.0869 nominal par value each and an exercise price of $0.26. In 2005, the balance of the 659,169 options was exercised.

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

EUGENE SCIENCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2006 and 2005
(Unaudited)

The stock options have not been included in the calculation of the diluted earnings per share as their inclusion would be anti-dilutive.

The following table summarizes the stock option activity during the nine months ended September 30:

	2006	2005

Outstanding, beginning of period	1,456,246	2,851,249
Granted	--	56,276
Exercised	--	(1,351,279)
Cancelled	--	(100,000)
Outstanding, end of period	1,456,246	2,751,249

Weighted average fair value of common stock options, granted during the period	--	--

Weighted average exercise price of common stock options, beginning of period	$1.88	$1.12

Weighted average exercise price of common stock options, granted during the period	--	--

Weighted average exercise price of common stock options, end of period	$1.88	$1.12

Weighted average remaining contractual life of common stock options	4 years	5 years

Note 11 - Income Taxes

The Company accounts for income taxes pursuant to SFAS No. 109, "Accounting for Income Taxes". This Standard prescribes the use of the liability method whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates. The effects of future changes in tax laws or rates are not anticipated. Corporate income tax rates applicable to the Company in 2006 and 2005 are 16.5 percent of the first 100 million Korean Won ($84,000) of taxable income and 29.7 percent on the excess. For the United States operation, the corporate tax rate is approximately 34%. Tax losses from the Korean subsidiary can be carried forward for five years to offset future taxable income. The U.S. tax losses can be carried forward for fifteen years to offset future taxable income. The company has accumulated approximately $17,317,000 of taxable losses, which can be used to offset future taxable income. The utilization of the losses expires in years 2006 to 2010.

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

The Company has deferred income tax assets as follows:

	2006	2005
Deferred income tax assets:
Research and development expenses amortized over 5 years for tax purposes	$207,040	$313,080
Other timing differences	10,397	64,895
Net operating loss carryforwards	2,857,300	2,947,404
	3,074,737	3,325,379
Valuation allowance for deferred income tax assets	(3,074,737)	(3,325,379)

	$--	$--

EUGENE SCIENCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2006 and 2005
(Unaudited)

The Company provided a valuation allowance equal to the deferred income tax assets because it is not presently more likely than not that they will be realized.

Note 12 - Business Segment Information

Sales and cost of goods sold of the Company’s segments during the three and nine months ended September 30, 2006 and 2005 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Sales:
Manufacturing	$36,781	$104,410	$309,236	$399,201
Merchandise	277,945	169,755	348,330	391,278

	$314,726	$274,165	$657,566	$790,479

Cost of Sales:
Manufacturing	$88,103	$59,215	$196,762	$308,203
Merchandise	176,368	134,487	232,779	310,028

	$264,471	$193,702	$429,541	$618,231

Note 13 - Major Customers

In 2006, the Company had four major customers which accounted for 93% of the total revenue, of which one single customer accounted for 44%. In 2005, sales to two of the major customers accounted for 72% of the total revenue.

Note 14 - Related Party Transactions

Significant transactions with companies related or affiliates by common control for the nine months ended September 30, 2006 and 2005 are summarized as follows:

	Sales	Net rental/ Interest income	Purchases	Accounts Receivable	Accounts Payable	Rental Deposit

Company related by common control
2005	$108,148	$67,244	$310,985	$1,841,484	$410,573	$95,900
2006	$136,559	$238,160	$232,726	$-	$246,134	$105,708

Companies affiliated by common control
2005	$31,316	$1,323	$57,363	$1,434	$63,247	$--
2006	$196	$--	$43,716	$3,982	$114,727	$--

These transactions were in the normal course of business and recorded at an exchange value established and agreed upon by the above mentioned parties, which approximates fair market value.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, which we refer to herein as the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to herein as the Exchange Act, that concern matters that involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Discussions containing forward-looking statements may be found in the material set forth under “Management’s Discussion and Analysis or Plan of Operation” and in other sections of this Quarterly Report on Form 10-QSB. Words such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue” or similar words are intended to identify forward-looking statements, although not all forward-looking statements contain these words. Although we believe that our opinions and expectations reflected in the forward-looking statements are reasonable as of the date of this Quarterly Report on Form 10-QSB, we cannot guarantee future results, levels of activity, performance or achievements, and our actual results may differ substantially from the views and expectations set forth in this Quarterly Report on Form 10-QSB. We expressly disclaim any intent or obligation to update any forward-looking statements after the date hereof to conform such statements to actual results or to changes in our opinions or expectations. Readers are urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including, without limitation, the audited financial statements and the notes thereto and disclosures made under the captions “Management’s Discussion and Analysis or Plan of Operation,” “Consolidated Financial Statements” and “Notes to Consolidated Financial Statements” included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005.

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

Going Concern

Our independent registered public accounting firm has expressed substantial doubt as to our ability to continue as a going concern, in its report for the fiscal year ended December 31, 2005, based on significant operating losses that we incurred and the fact that we do not have adequate working capital to finance our day-to-day operations. Our continued existence depends upon the success of our efforts to raise additional capital necessary to meet our obligations as they become due and to obtain sufficient capital to execute our business plan. We intend to obtain capital primarily through issuances of debt or equity. There can be no degree of assurance that we will be successful in completing additional financing transactions.

If we cannot obtain adequate funding or achieve revenues from the sale of our products, we may be required to significantly curtail or even shut down our operations.

Results of Operations

Revenue

Comparison of the Three Months Ended September 30, 2006 and 2005

Revenue increased 14% to $314,726 for the three months ended September 30, 2006, as compared to revenue of $274,165 for the three months ended September 30, 2005. This increase is primarily attributable to an increase in sales of our cooking oil products.

Comparison of the Nine Months Ended September 30, 2006 and 2005

Revenue decreased 16% to $657,566 for the nine months ended September 30, 2006, as compared to revenue of $790,479 for the nine months ended September 30, 2005. This decrease is primarily attributable to decreased sales of our health and functional food products, partially offset by increased sales of our cooking oil products.

Operating Expenses

Comparison of the Three Months Ended September 30, 2006 and 2005

Cost of Sales

Cost of sales increased 36% to $264,471 for the three months ended September 30, 2006, as compared to cost of sales of $193,702 for the three months ended September 30, 2005. This increase is primarily attributable to an increase in sales of our cooking oil products. Our gross margin for the three months ended September 30, 2006 was approximately 84%, as compared to a gross margin of approximately 30% for the three months ended September 30, 2005. The change in our gross margin is due primarily to higher margin rates on the sales of our CZ-series of products.

Total Expenses

Our total expenses for the three months ended September 30, 2006 were $560,055 as compared to $553,245 for the three months ended September 30, 2005, an increase of $6,810. This change is due primarily to an increase in our professional fees and travel expenses.

Other Income (Expenses)

Other expenses increased to $456,951 for the three months ended September 30, 2006, as compared to other expenses of $438,050 for the three months ended September 30, 2005. This increase in other expenses is primarily attributable to an increase in interest expense, as described below, and a provision for uncollectible related party loans, partially offset by an increase in rental income. Interest expense increased 5% to $493,973 for the three months ended September 30, 2006, as compared to interest expense of $469,167 for the three months ended September 30, 2005. This increase in interest expense is primarily attributable to an increase in interest due on loans from our employees. In addition, all of our bank loans were in default as of September 30, 2006. The interest rates on such loans range from 15% to 18%. We are currently in negotiations with our lenders to settle our outstanding debts, and we intend to enter into settlement agreements with such lenders during the fourth quarter of our 2006 fiscal year.

Comparison of the Nine Months Ended September 30, 2006 and 2005

Cost of Sales

Cost of sales decreased 30% to $429,541 for the nine months ended September 30, 2006, as compared to cost of sales of $618,231 for the nine months ended September 30, 2005. This decrease is primarily attributable to decreased sales of our health and functional food products. Our gross margin for the nine months ended September 30, 2006 was approximately 35%, as compared to a gross margin of approximately 22% for the nine months ended September 30, 2005. The change in our gross margin is due primarily to higher margin rates on the sales of our CZ-series of products.

Total Expenses

Our total expenses for the nine months ended September 30, 2006 were $1,970,715 as compared to total expenses of $1,773,171 for the nine months ended September 30, 2005, an increase of $197,544. This change is primarily attributable to an increase in research and development expenses and professional fees.

Other Income (Expenses)

Other income increased to $1,017,554 for the nine months ended September 30, 2006, as compared to other expenses of $1,349,393 for the nine months ended September 30, 2005. This increase in other income resulted primarily from a gain on the sale of our real property in Bucheon, Kyonggi-Do, South Korea and an increase in rental income, partially offset by an increase in interest expense, as described below, and a provision for uncollectible related party loans. Interest expense increased 16% to $1,671,194 for the nine months ended September 30, 2006, as compared to interest expense of $1,436,861 for the nine months ended September 30, 2005. This increase in interest expense is primarily attributable to an increase in interest due on loans from our employees.

Liquidity and Capital Resources

Comparison of the Nine Months Ended September 30, 2006 and 2005

Cash and Cash Equivalents; Working Capital

For the nine months ended September 30, 2006, we had cash and cash equivalents of approximately $28,196 and negative working capital of approximately $13,447,219. For the nine months ended September 30, 2005, we had cash and cash equivalents of approximately $49,809 and negative working capital of approximately $13,918,735. This decrease in our cash and working capital is primarily attributable to the repayment of the outstanding principal and a portion of the accrued and unpaid interest owed under certain of our outstanding bank loans upon the sale of our real property in Bucheon, Kyonggi-Do, South Korea.

Cash Used In Operating Activities

Net cash used in operating activities increased 610% to $2,257,828 for the nine months ended September 30, 2006, as compared to net cash of $317,681 used in operating activities during the nine months ended September 30, 2005. This increase of $1,940,147 resulted primarily from a gain on the sale of our real property in Bucheon, Kyonggi-Do, South Korea, partially offset by a provision for uncollectible related party loans.

Cash Used In Investing Activities

Net cash used in investing activities increased 48% to $60,919 for the nine months ended September 30, 2006, as compared to net cash of $41,223 used in investing activities during the nine months ended September 30, 2005. This increase of $19,696 resulted primarily from an increase in our intangible assets.

Cash Provided By Financing Activities

Net cash provided by financing activities increased 525% to $2,322,317 for the nine months ended September 30, 2006, as compared to net cash provided by financing activities of $372,943 during the nine months ended September 30, 2005. This increase of $1,949,374 resulted primarily from net proceeds on the sale of our real property in Bucheon, Kyonggi-Do, South Korea, partially offset by the repayment of the outstanding principal and a portion of the accrued and unpaid interest due under certain of our outstanding bank loans and advances made by us to a related party.

Bank Loans

Since 1999, we have borrowed an aggregate principal amount of $3,889,259 from the Industrial Bank of Korea, which we refer to herein as IBK. These loans bear interest at rates of 4.5% to 18% per annum and are due and payable on demand. A portion of these loans was secured by our real property located in Bucheon, South Korea. Loans in the aggregate principal amount of $1,301,919 were guaranteed by the Korea Technology Credit Guarantee Fund, which we refer to herein as KOTEC, a fund operated by the South Korean government. During the first half of the 2006 fiscal year, we used the proceeds from the sale of our real property in Bucheon, South Korea to repay all of the outstanding principal and a portion of the accrued and unpaid interest owed under these loans from IBK. During the quarter ended September 30, 2006, we did not pay IBK any accrued and unpaid interest owed under these loans. At September 30, 2006, the accrued and unpaid interest owed by us to IBK under these loans was approximately $243,157.

In December 2004, we obtained a short-term loan from the National Agricultural Cooperative Federation, which we refer to herein as NACF, in the principal amount of $1,946,105. This loan has an interest rate of 4.6% per annum and was due on December 22, 2005. This loan is guaranteed by KOTEC. At September 30, 2006, the loan had not been repaid to NACF and the aggregate outstanding principal balance and accrued and unpaid interest on such loan was approximately $693,022.

In September 2002, we obtained a short-term loan from ChoHeung Bank in the principal amount of $278,805. This loan has an interest rate of 9.5%, was due on August 1, 2004 and was personally guaranteed by Mr. Noh, our president, chief executive officer, chairman of the board and principal stockholder. At September 30, 2006, the aggregate principal balance and accrued and unpaid interest on such loan was approximately $344,648. In each of July 2001 and December 2002, we entered into loan arrangements with Kookmin Bank. Each loan has a principal amount of $1,000,000, is unsecured and bear interest at rates of 6.22% and 11.22% per annum, respectively. Both loans were due and payable on November 15, 2004. At September 30, 2006, the aggregate principal balance and accrued and unpaid interest on such loans was approximately $1,555,839.

Notes

On October 9, 2004, we issued KOTEC a note in connection with its payout as guarantor of a convertible debenture issued by us. The note bears interest at a rate of 21% per annum, is guaranteed by Mr. Noh, our president, chief executive officer, chairman of the board and principal stockholder, and is due and payable on demand. To date, KOTEC has made no demands for payment of this note. At September 30, 2006, the outstanding balance of this note was $2,483,519.

In October 2003, we issued a note in the principal amount of $47,772, bearing interest at a rate of 9% per annum, to Jae Ho Lee, the president of UcoleBio Corp., an entity in which Eugene Science Korea, our subsidiary, has a 73% ownership interest. The note is due and payable on demand and, to date, Mr. Lee has made no demands to us for payment of this note. The outstanding balance of this note was $51,714 at September 30, 2006.

In February 2002, we issued a note in the principal amount of $100,000, bearing interest at a rate of 8% per annum, to Kyungioils Co., Ltd. The note is due and payable on demand and, to date, no demands have been made to us for payment of this note. The outstanding balance on this note was $20,950 at September 30, 2006.

Government Loans

On March 2, 2003, we received a non-interest bearing, unsecured loan from the South Korean government in the principal amount of $61,779. Pursuant to its terms, the loan was to be repaid in three annual installments of $20,593, beginning February 26, 2004. The loan matured in its entirety in February 2006. At September 30, 2006, we were $66,972 in arrears under this loan.

We received a $316,181 loan from the South Korean government in connection with certain of our research and development projects over the period from 1999 to 2002. These research and development projects were not successful and, as a result, we are obligated to repay to the South Korean government the principal amount of the loan. We repaid $21,034 of the amount due under this loan in our 2004 fiscal year. At September 30, 2006, we were $42,091 in arrears under this loan arrangement.

Critical Accounting Policies

Our financial position, results of operations and cash flows are impacted by the accounting policies we have adopted. In order to get a full understanding of our financial statements, one must have a clear understanding of the accounting policies employed. A summary of our critical accounting policies follows:

BASIS OF PRESENTATION. These financial statements have been prepared with the assumption that we will be able to realize our assets and discharge our liabilities in the normal course of business.

BASIS OF CONSOLIDATION. The reverse-takeover transaction between us and Eugene Science Korea, our Korean subsidiary, has been recorded as our recapitalization, with our net assets brought forward at their historical basis. The intention of Eugene Science Korea’s management was to acquire us as a shell company listed on a stock market. As such, accounting for the reverse-takeover as our recapitalization is deemed appropriate. The consolidated financial statements included the accounts of us (formerly, Ezcomm Enterprises, Inc.) in the United States, Eugene Science Korea, our Korean subsidiary, in Korea, and Ucolebio, Inc., a subsidiary of Eugene Science Korea, in Korea. Significant inter company transactions, if any, have been eliminated in consolidation. Minority interests are recorded to the extent of their equity. Losses in excess of minority interest equity capital are charged against the majority interest and will be reversed when the losses reverse.

UNIT OF ESTIMATES. The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and related notes to financial statements. These estimates are based on our management's best knowledge of current events and actions that we may undertake in the future. Actual results may ultimately differ from estimates, although our management does not believe such changes will materially affect the financial statements in any individual year.

REVENUE RECOGNITION. We generate revenue from sales of manufactured goods and merchandise, as well as the rental of our buildings. Revenue from our product sales are recognized in accordance with Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," which we refer to herein as SAB No. 101, when delivery has occurred, provided there is persuasive evidence of an agreement, the fee is fixed or determinable and collection of the related receivable is probable. We retain substantially all of the benefits and risks of ownership of our income properties and therefore account for leases with our tenants as operating leases.

GOVERNMENT GRANTS. Government grants are recognized as income over the periods necessary to match them with the related costs that they are intended to compensate.

CURRENCY TRANSLATION. Our functional currency is the Korean Won. Adjustments to translate those statements into United States dollars at the balance sheet date are recorded in other comprehensive income. Foreign currency transactions of our Korean operation have been translated to Korean Won at the rate prevailing at the time of the transaction. Realized foreign exchange gains and losses were charged to income in the year.

CASH AND EQUIVALENTS. Highly liquid investments with maturities of three months or less when purchased are considered cash equivalents and recorded at cost, which approximates fair value.

ALLOWANCE FOR DOUBTFUL ACCOUNTS. An allowance for doubtful accounts is computed based on our historical experience and our management’s analysis of possible bad debts. Accounts receivable are shown net of allowance for doubtful accounts of $54,625 and $22,224 as of September 30, 2006 and 2005, respectively.

PROPERTIES AND EQUIPMENT. Properties and equipment are stated at cost. Major renewals and betterments are capitalized and expenditures for repairs and maintenance are charges to expense as incurred. Depreciation is computed using the straight line method over the following periods:
Buildings	20-40 years

Machinery	10 years

Vehicles	5 years

Furniture and equipment	3-5 years

INTANGIBLE ASSETS. Intangible assets such as cost of obtaining industrial rights and patents are stated at cost, net of depreciation computed using the straight line method over five to ten years.

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

FINANCIAL INSTRUMENTS. Fair values of cash equivalents, short-term and long-term investments and short-term debt approximate their costs. The estimated fair values of other financial instruments, including debt, equity and risk management instruments, have been determined using market information and valuation methodologies, primarily discounted cash flow analysis. These estimates require considerable judgment in interpreting market data, and changes in assumptions or estimation methods could significantly affect the fair value estimates.

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards, or SFAS, No. 154, "Accounting Changes and Error Corrections," or SFAS 154, which replaces Accounting Principles Board, or APB, Opinion No. 20, "Accounting Changes", and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements An Amendment of APB Opinion No. 28". SFAS No. 154 provides guidance on the accounting for and reporting of changes in accounting principles and error corrections. SFAS No. 154 requires retrospective application to prior period financial statements of voluntary changes in accounting principle and changes required by new accounting standards when the standard does not include specific transition provisions, unless it is impracticable to do so. SFAS No. 154 also requires certain disclosures for restatements due to correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and was required to be adopted by us as of January 1, 2006. The impact that the adoption of SFAS No. 154 will have on our results of operations and financial condition will depend on the nature of future accounting changes adopted by us and the nature of transitional guidance provided in future accounting pronouncements.

Risk Factors

The following risks could affect our business, financial results and results of operations. These risk factors should be considered in connection with evaluating the forward-looking statements contained in this Quarterly Report on Form 10-QSB because these factors could cause actual results and conditions to differ materially from those projected in the forward-looking statements.

Risks related to our company

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

In the nine months ended September 30, 2006, sales to four major customers accounted for 84% of our total revenue. We may fail to capture a share of the market for such products. Because we are dependent on a limited number of customers, any decrease or elimination of such customers’ purchases could materially harm our business.

If we are not able to attract and retain key management and scientific personnel, our efforts to develop our products and achieve our other business objectives could be delayed or substantially impaired.

We are highly dependent on key marketing, research and development and management personnel, particularly Seung Kwon Noh, our president and chief executive officer; Jae Hong Yoo, our chief financial officer; Tae Hwan Lee, our vice president, domestic marketing; Se Cheon Ahn, our vice president, research and development; Jang Hyun Cho, our chief research scientist; and Chang Gon Kim and Erika Lee, our principal research scientists. Although we do not have any reason to believe that we may lose the services of any of these persons in the foreseeable future, the loss of the services of any of these persons might impede the achievement of our research, development and commercialization objectives. Recruiting and retaining qualified scientific and business personnel will also be critical to our success. We may not be able to attract and retain these personnel on acceptable terms given the competition among numerous nutraceutical and biotechnology companies, academic institutions, government entities and other research organizations for similar personnel.

Our competitors may develop products that are more effective and less costly.

The market for nutraceutical products is highly competitive. Many of our competitors, such as Venecol and Unilever, have substantially greater capital resources, research and development capabilities, and manufacturing and marketing resources, capabilities and experience than we do. Our competitors may succeed in developing products that are more effective or less costly than any products developed by us.

Adverse publicity may affect our ability to attract and retain distributors for our products.

Our products are formulated with vitamins, minerals and other ingredients that we regard as safe when taken as recommended by us and that scientific studies have suggested may involve health benefits. While we conduct quality control testing on our products, we generally do not conduct or sponsor clinical studies relating to the benefits of our products. We are dependent upon consumer perceptions of the safety and quality of our products and similar products distributed by our competitors that may not adhere to the same quality standards as we do. We could be adversely affected if any of our products, or any similar products distributed by our competitors, should prove harmful or be asserted to be harmful to consumers, or should scientific studies provide unfavorable findings regarding the effectiveness of such products. Our ability to attract and retain distributors for our products could be adversely affected by negative publicity relating to us or by the announcement by any government entity of investigatory proceedings regarding our business practices or our products.

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

The creation of strategic customer relationships and the marketing and sale of our functional nutrition technology and products could experience difficulty entering both the United States and additional international markets due to greater regulatory barriers, the necessity of adapting to new regulatory systems and problems related to entering new markets with different cultural bases and political systems. Operating in international markets exposes us to certain risks, including, among other things: (i) changes in or interpretations of foreign regulations that may limit our ability to sell certain products; (ii) exposure to currency fluctuations; (iii) the potential imposition of trade or foreign exchange restrictions or increased tariffs; and (iv) political instability. In addition, there can be no assurance that we will be able to enter into agreements with additional international marketing partners and thereby would limit the expansion of our revenue base.

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

Many of our product candidates are still in the research and development stage. The successful development of new products is uncertain and subject to a number of significant risks. Potential products that appear to be promising at early states of development may not reach the market for a number of reasons, including, but not limited to, the cost and time of development. Potential products may be found to be ineffective or cause harmful side effects, fail to receive necessary regulatory approvals, be difficult to manufacture on a large scale or be uneconomical or fail to achieve market acceptance. Additionally, our proprietary products may not be commercially available for a number of years, if at all.

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

Our board of directors consists of four members. The board of directors as a whole performs the functions of an audit committee, compensation committee and nominating and corporate governance committee. None of our directors is considered "independent" under Rule 4200(a)(15) of the Nasdaq Marketplace Rules, and none qualifies as an “audit committee financial expert” as defined in Item 401 of Regulation S-B. Accordingly, we will not be able to list our common stock with a nationally recognized exchange until we recruit independent directors to our board and restructure our board to comply with various requirements currently in place by those self-regulating organizations, and as a result, it may be difficult for you to sell our common stock.

Our business is subject to the potential adverse consequences of exchange rate fluctuations.

We expect to conduct business in various foreign currencies and will be exposed to market risk from changes in foreign currency exchange rates and interest rates. Fluctuations in exchange rates between the United States Dollar and such foreign currencies may have a material adverse effect on our business, results of operations, and financial condition and could specifically result in foreign exchange gains and losses. The impact of future exchange rate fluctuations on our operations cannot be accurately predicted. To the extent that the percentage of our non-United States Dollar revenue derived from international sales increases in the future, our exposure to risks associated with fluctuations in foreign exchange rates will increase further. Moreover, as a result of operating a manufacturing facility in South Korea, a substantial portion of our costs are and will continue to be denominated in the South Korean Won. Adverse changes in the exchange rates of the South Korean Won to the United States Dollar will affect our costs of goods sold and operating margins and could result in exchange losses.

The requirements of the Sarbanes-Oxley Act, including Section 404, are burdensome, and our failure to comply with them could have a material adverse affect on our business and stock price.

Except with respect to the adoption of our Code of Conduct and Ethics and our compliance with certain requirements specifically applicable to our Annual Report on Form 10-KSB and our other periodic reports, our management has not commenced any specific procedures to comply with the requirements of the Sarbanes Oxley Act of 2002, including, specifically, the process necessary to implement the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires our management to assess the effectiveness of our internal controls over financial reporting and include an assertion in our annual report as to the effectiveness of our controls. Beginning with our Annual Report on Form 10-KSB for the fiscal year ending December 31, 2007, unless otherwise amended by the Securities and Exchange Commission, which we refer to herein as the Commission, our independent registered accounting firm will be required to attest to whether our assessment of the effectiveness of our internal control over financial reporting is fairly stated in all material respects and separately report on whether it believes we maintained, in all material respects, effective internal controls over financial reporting as of December 31, 2007. Because of our management's lack of resources, and our limited operations, we have not commenced the process of preparing the system and process documentation, performing an evaluation of our internal controls required for our management to make this assessment and for the auditors to provide their attestation report, and accordingly, have not begun testing the effectiveness of these internal controls. We expect that this process will require significant amounts of our management’s time and resources, as well as higher expenses in the form of higher audit and review fees, higher legal fees and higher internal costs to document, test and potentially remediate internal controls. Accordingly, with respect to Section 404 in particular, there exists a significant risk that we will not be able to meet all the requirements of Section 404 by the end of fiscal year 2007, when we are required to report on our internal controls and provide our auditor's opinion thereon. Additionally, even in the event we attempt to comply with Section 404, in the course of evaluation and testing, management may identify deficiencies that will need to be addressed and remediated, which could potentially have a material adverse effect on our stock price and could result in significant additional expenditures.

Risks related to our industry

Our failure to comply with current or future governmental regulations could adversely affect our business.

The formulation, manufacturing, packaging, labeling, advertising, distribution, and sale of functional foods and food additives, such as those sold by us, are subject to regulation by a number of federal, state and local agencies, including the United States Food and Drug Administration, which we refer to herein as the FDA, and the United States Federal Trade Commission, which we refer to herein as the FTC, as well as government agencies in other countries where we may operate. Among other matters, this regulation is concerned with product safety and claims made with respect to a product's ability to provide health-related benefits. These agencies have a variety of procedures and enforcement remedies available to them, including the following:

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

To date, we have had a very limited trading volume in our common stock. As long as this condition continues, the sale of a significant number of shares of common stock at any particular time could be difficult to achieve at the market prices prevailing immediately before such shares are offered. In addition, sales of substantial amounts of common stock, including shares issued upon the exercise of outstanding options and warrants, pursuant to Rule 144 under the Securities Act or otherwise, could adversely affect the prevailing market price of our common stock and could impair our ability to raise capital at that time through the sale of our securities.

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

Our securities, as traded on the Over-the-Counter Bulletin Board, are subject to rules adopted by the Commission that impose special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited investors. For purposes of the rule, the phrase "accredited investors" means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse's income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Consequently, the rule may affect the ability of broker-dealers to sell our securities and also may affect the ability of purchasers to sell their securities in any market that might develop therefor.

In addition, the Commission has adopted a number of rules to regulate "penny stock." Because our securities may constitute "penny stock" within the meaning of the rules, the rules would apply to us and to our securities. The rules may further affect the ability of owners of our common stock to sell our securities in any market that might develop for them.

Stockholders should be aware that, according to the Commission, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) "boiler room" practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, resulting in investor losses.

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

As of September 30, 2006, our officers and directors and their affiliates owned approximately 36.09% of our outstanding voting shares. As a result, our officers and directors are able to exert considerable influence over the outcome of any matters submitted to a vote of the holders of our common stock, including the election of our board of directors. The voting power of these stockholders could also discourage others from seeking to acquire control of us through the purchase of our common stock, which might depress the price of our common stock.

ITEM 3. CONTROLS AND PROCEDURES.

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report, pursuant to Rules 13a-15(b) and 15d-15(b) under the Exchange Act. Based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures, as of the end of the period covered by this quarterly report, were effective in timely alerting them to material information relating to us required to be included in our periodic SEC filings.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

EUGENE SCIENCE, INC.

Date: November 20, 2006	By:	/s/ Seung Kwon Noh
Seung Kwon Noh
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: November 20, 2006	By:	/s/ Jae Hong Yoo
Jae Hong Yoo
Chief Financial Officer (Principal Financial and Accounting Officer

Exhibit Index

Exhibit Number	Description
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.
32.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.
32.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.