Form 10KSB
period 2006-12-31
EUGENE SCIENCE
filed 2007-04-17
CIK 1107685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO __________________

Commission file number 000-50601

EUGENE SCIENCE, INC.
(Name of small business issuer in its charter)

Delaware	33-0827004
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8th Floor, LG Palace Building, 165-8 Donggyo-Dong, Mapo-Gu, Seoul, Korea
(Address of principal executive offices)

Issuer’s telephone number: 82-2-338-6283

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.0001 per share
(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

The issuer’s revenues for the most recent fiscal year were $669,329.

As of March 31 , 2007, the aggregate market value of voting and non-voting common stock held by non-affiliates of the issuer, based upon the closing sales price of $0.28 per share of common stock on March 31, 2007, was approximately $11,288,397.

The number of outstanding shares of the issuer’s common stock as of March 31, 2007 was 40,315,705.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

This Annual Report on Form 10-KSB contains forward-looking statements relating to future events or our future financial performance, including but not limited to statements contained in “Description of Business” and “Management’s Discussion and Analysis or Plan of Operation-Factors Which May Affect Future Operating Results.” Readers are cautioned that such statements, which may be identified by words including “anticipates,” “believes,” “intends,” “estimates,” “expects,” and similar expressions, are only predictions or estimations and are subject to known and unknown risks and uncertainties. In evaluating such statements, readers should consider the various factors identified in this Annual Report on Form 10-KSB, including, but not limited to, matters set forth in “Management’s Discussion and Analysis or Plan of Operation-Risk Factors,” which could cause actual events, performance or results to differ materially from those indicated by such statements.

PART I

Item 1. Description of Business.

Overview

We are a global biotechnology company that develops, manufactures and markets nutraceuticals, or functional foods that offer health-promoting advantages beyond that of nutrition. Our primary products are our plant sterol products, including our CZTM-series of food additives, and our CholZeroTM-branded beverages and capsules.

Our primary products are a series of cholesterol-lowering food additives, consisting of specially formulated plant sterols that are soluble in both oil and water. The key technology to produce such plant sterols is a patented nanotechnology which allows plant sterols to be added to a wide range of oil and water-based foods. Our nano-sized plant sterols used as food additives are branded as "CZ-series" additives and our food and consumable products containing CZ-series additives are being marketed under the brand name of CholZero. Our initial CholZero-branded products include CholZero capsules containing our CZ-S Series additive and a CholZero beverage.

During the fiscal year ending December 31, 2004, we did not aggressively market our nutraceuticals and functional food products, pending regulatory approval of certain health claims associated with our products from government agencies in the Republic of Korea, or Korea, and the United States of America. In June 2005, we received this regulatory approval in Korea.

We also generate revenue from the sale of supplemental products, including raw cooking oil (oils used in the manufacturing of cooking oil). We have an approximately 73% ownership interest in UcoleBio Corp., a company originally formed to provide sales and distribution services for our products in Korea.

Corporate History and Exchange Transaction

We were incorporated on August 26, 1998 under the name Orcas Ltd., under the laws of the State of Delaware. As Orcas Ltd., we were in the business of building and promoting arcade video games and vending machines. We underwent a reverse merger and abandoned this enterprise to develop a loyalty reward program based in Taipei, Taiwan, and changed our name to Ezcomm, Inc. to reflect this change in business. We were unable to raise enough capital to finance the research and development of our proposed consumer incentive and loyalty program in Asia and all efforts to develop the business were abandoned in January 2001. We remained inactive until July 2004, when we changed our name to Ezcomm Enterprises, Inc., or Ezcomm Enterprises, and began to consider and investigate potential business opportunities, including an acquisition by merger.

On September 30, 2005, pursuant to an Exchange Agreement dated September 1, 2005 by and among us, Eugene Science and certain stockholders of Eugene Science, we acquired approximately 89.5% of the issued and outstanding shares of Eugene Science in exchange for the issuance of an aggregate of 272,790,948 shares of our common stock to the former Eugene Science stockholders. In addition, and pursuant to the Exchange Agreement, we exchanged an equal amount of cash with the Eugene Science stockholders (an aggregate of $103,514.48) and we assumed all of Eugene Science's outstanding options. As a result of the Exchange Transaction, Eugene Science became our wholly-owned subsidiary, and the former Eugene Science stockholders held approximately 89% of our voting stock on a fully-diluted basis immediately following completion of the exchange transaction. Prior to the exchange transaction, we were a "shell company" as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended. In conjunction with the exchange transaction we also issued a warrant to purchase 7,073,760 shares of our common stock to WestPark Capital, Inc., at $0.17 per share as partial compensation for their financial advisory services with respect to the exchange transaction.

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

On January 13, 2006, we changed our name from Ezcomm Enterprises to Eugene Science.

Industry

The nutraceutical industry includes many small and medium-sized companies that manufacture and distribute products intended to aid in the maintenance of the body's health and general well being. Nutraceutical products include the following categories of products manufactured and sold by us:

Dietary Supplements. Products such as vitamins and minerals, specialty supplements, herbs and botanicals, sports performance enhancers, meal replacements, dietary supplements, and compounds derived from these substances

Functional Foods. Products with added ingredients or fortifications specifically designed for health or performance purposes.

Products

Plant Sterol and Cholesterol-Reduction Products

It has been well established that blood cholesterol, particularly low-density lipoprotein , or LDL, cholesterol, should be controlled in the body in order to minimize the risk of coronary heart disease. Excess LDL cholesterol can be oxidized to ultimately form plaque that can build up on artery walls, thereby restricting blood flow and elevating blood pressure. People with high blood cholesterol levels are typically advised by health professionals to exercise and consume a diet high in fiber and low in saturated fats and cholesterol. Although these measures can reduce blood cholesterol, other cholesterol-lowering interventions may be needed, including cholesterol-lowering medicines or adding plant sterol to the diet.

Plant sterols are natural substances that are present as minor components in seeds, legumes and vegetable oils. Plant sterols are essential components of plant cell membranes and structurally resemble cholesterol. Plant sterols have been approved by the United States Food and Drug Administration, or FDA, for their cholesterol-lowering health function in humans, and are recommended by the United States National Institutes of Health to treat cholesterol problems. Although people consume plant sterols every day in food, the amounts are often not great enough to have significant blood cholesterol-lowering effects. Plant sterols are naturally insoluble in oil and water, making it difficult to incorporate plant sterols in foods as an additive. However, several companies have developed plant sterol products that are oil-soluble by esterifying plant sterols and adding them to dietary fat (in oils and spreads). While this allows plant sterols to be incorporated in oil-based foods, this delivery strategy requires the consumption of large amounts of fats (23-50 grams of dietary triacylglyceride per day). We have developed and patented a series of cholesterol-lowering food additives, consisting of specially formulated plant sterols that are soluble in both oil and water. The key technology to produce such plant sterols is a patented nanotechnology which allows plant sterols to be added to a wide range of oil and water-based foods. Our nano-sized plant sterols used as food additives are branded as "CZ-series" additives and our food and consumable products containing CZ-series additives are being marketed under the brand name of “CholZero.” Our initial CholZero-branded products include CholZero capsules containing our CZ-S Series additive and a CholZero beverage.

We produce the following specific plant sterol food ingredients:

•	CZ-L, an oil soluble plant sterol and fatty acid;

•	CZ-S, a water dispersible natural plant sterol; and

•	CZ-H, a water-soluble, next generation CZ-series additive.

The plant sterol in the CZ-series additives reduces the absorption of both dietary and biliary cholesterol into the body. Normally, approximately 30% of all cholesterol is supplied through food. When food is consumed along with the CZ-series additives, the absorption level of cholesterol is greatly reduced, the plant sterol is not absorbed and the plant sterol is excreted from the body.

Liphophilic Quality - CZ-L

CZ-L is a plant sterol in ester form which is soluble in oil and fat. CZ-L may be added to foods with a significant fat content and does not influence the taste or flavor of such foods.

Water Dispersible Plant Sterol - CZ-S

CZ-S is a water dispersible plant sterol. Prior to the development of our CZ-S products, only fat soluble plant sterol food additives were available to consumers. Because such products were only fat soluble, their application was limited to foods that are inherently high in fat content. CZ-S can be used to integrate plant sterol into beverages, dairy products, and other water-based foods. CZ-S comes in the form of a water dispersible powder that makes very fine micelles (less than 1 micro meter) in an aqueous solution. Like CZ-L, CZ-S does not influence the taste and flavor of the food or beverage to which it is added. In November 2000, we produced our first CholZero-branded beverage product with CZ-S.

Next Generation - CZ-H

CZ-H is also a plant sterol in ester form which is water soluble and transparent in water. Like the other CZ-series ingredients, CZ-H has a cholesterol-lowering effect upon ingestion by blocking the absorption of cholesterol in the intestines and can be added to water-based products.

Supplemental Products

In addition to our CZ-series and CholZero-branded products, we currently distribute DG Oil, a functional cooking oil with a body fat lowering effect manufactured by OnBio Corporation, animal feed, pet shampoo and deodorant in Korea. From January 2004 through March 2005, the majority of our revenues were from the sale of raw cooking oil to OnBio Corporation. We obtained our raw cooking oil on favorable terms pursuant to a contract with a Korean supplier. In March 2005, we determined that it was in our best interests to cease our distribution of raw cooking oil and we assigned the supply contract to OnBio Corporation. Our chief executive officer and significant stockholder, Seung Kwon Noh, is also the chief executive officer and a significant stockholder of OnBio Corporation. The distribution of the raw cooking oil and supplemental products provided necessary cash flow during our development stage, and the sale of our supplemental products continues to support the costs of the research, development and marketing of our CZ-series ingredients and nutraceuticals and our CholZero-branded products.

Research and Development

We invested approximately $441,764 and $291,803 in research and development of new products during our fiscal years ending December 31, 2005 and 2006, respectively. In addition to refining the manufacturing processes for our CZ-series products, we continue to perform research and development on other dietary supplements and nutraceuticals. For example, we have developed a microbial conversion technology for steroid hormone intermediates called AD/ADD. The production of chemicals utilizing microbial conversion technology is cost-effective since it produces less inactive isomers than the chemical synthesis and, therefore, requires less purification costs, and friendly to the environment. AD/ADD is used as a raw material in steroid hormones such as Androgen, Estrogen, gluco-corticoids and mineral-corticoids. We have completed the development of the microbial strain used to establish the AD/ADD manufacturing process which secures an economically efficient level of production.

Intellectual Property Protection

We regard our technology as proprietary and attempt to protect it by relying on patent, trademark, service mark, copyright and trade secret laws and restrictions on disclosure and transferring title and other methods. We currently have 31 registered patents or patents pending in the United States, Japan, Europe, China, Korea, Taiwan, Australia and Brazil, and we anticipate that patents will become a significant part of our intellectual property in the foreseeable future. We currently have patents or have applied for patents for the following CZ-series additives and manufacturing processes in the following countries:

•	CZ-L. Korea.

•	CZ-S. Korea, Japan, and an International Patent (application only) covering the United States, Europe, China, Australia, Brazil, India and Singapore.

•	CZ-H. Korea (application only).

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

Government Regulation

Our CZ-series additives and CholZero-branded products contain additives that are generally regulated by governmental agencies of the countries in which they are sold. To date, we have only distributed our products in Korea and Japan. We began distributing our CZ-S additive and CholZero-branded products containing our CZ-S additive in the United States immediately upon the approval of our "Generally Recognized as Safe," or GRAS, application with the FDA, which we received in January 2006.

Korea

In May 2005, plant sterols, the main ingredient of our CZ-series additives were formally approved as a health function food ingredient by the South Korean Food & Drug Administration, making it possible for us to advertise the cholesterol-lowering function of our CZ-series additives and food enriched with CZ-series additives. Because plant sterol is registered as a health functional food material, we do not have to apply for any additional approvals for our plant sterol products if they comply with requirements set forth in the Amendment of Health Functional Food Standards.

Japan

In Japan, the government allows Foods for Specified Health Use, of FOSHU, marks for products showing scientifically proven health functions. These marks are authorized for use pursuant to the requirements of the Nutrition Improvement Act of 1994 and the Food Sanitation Act of 1991. Under FOSHU law, any food containing plant sterols showing more than a 5% cholesterol-lowering efficacy through its clinical test may claim the health benefit of plant sterols in the food label. None of our current products are permitted to be sold with a FOSHU mark at this time. We anticipate beginning the process of applying for the use of such mark for our CZ-series additives in the near future.

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

In addition, the FDA has issued regulations that allow dietary supplement manufacturers to make three types of claims: (i) nutrient-content claims, (ii) health claims, and (iii) structure-function claims based upon DSHEA and specific food labeling laws. Under these regulations, the FDA has specifically approved claims that link plant sterol/stanol esters and a reduced risk of heart disease. Our CZ-S additives have received GRAS approval from the FDA in cooperation with our United States distributor, Archer Daniels Midland Company, or ADM, which makes it possible for any products containing certain amounts of CZ-S to make certain health claims.

European Market

The European Parliament and the Council of the European Union have approved plant sterols as cholesterol-lowering ingredients under the regulation (EC) No. 258/97 of the European Parliament and of the Council of 27 January 1997 concerning novel foods and novel food ingredients. This approval allows us to make claims that products containing our CZ-series additives aid in reducing cholesterol in those markets.

Revenue

During our fiscal year ending December 31, 2005, we generated our revenue from the sale of neutraceuticals and functional cooking oil to Amway Korea, the sale of raw cooking oil to Onbio Corporation and the sale of functional health foods to Korean companies. Sales to four major customers, including Amway Korea, accounted for 88% of our total revenue in the 2005 fiscal year. During our fiscal year ending December 31, 2006, we generated our revenue from the sale of our CholZero capsules to Nutra Nano Tech and other distributors, from the sale of our functional cooking oil products to Amway Korea, from the sale of our crude oil products to OnBio Corporation and from the sale of our functional health foods. Sales to four major customers, including Amway Korea, accounted for 52% of our total revenue in the 2006 fiscal year.

Manufacturing

We manufacture our own CZ-series additives, corn oil and animal feed at our facility in Bucheon, Korea. Our CholZero-branded products are manufactured by third parties. We have several suppliers for our raw materials. However, we cannot easily replace ADM as the supplier of our raw plant sterol. Pursuant to our strategic alliance agreement with ADM, we are obligated to use their plant sterols when manufacturing products for the North American and European markets.

Market Demographic

The primary consumers of our CholZero-branded products are health conscious individuals in their mid-30s and older. The same demographic is generally the target market for food and supplement manufacturers to whom we market our CZ-series additives. Currently, we only sell our CholZero-branded products and CZ-series additives in the United States, Korea and Japan.

Marketing and Distribution

To date, with respect to our nutraceutical and functional food products, we have focused on developing strong partnerships with large food and beverage manufacturers in Korea and Japan. We have also engaged distributors familiar with the domestic markets of Japan, Taiwan, North America and Europe.

In March 2002, we entered into an exclusive distribution agreement with Hokuyo Koeki Co. to distribute our nutraceutical and functional food products in the Japanese market. Currently, two products containing our CZ-series additives, fermented soy milk and instant rice, are being manufactured in Japan. During the first quarter of our 2006 fiscal year, five new products containing our CZ-S additive, including ice cream, cheese cake, Japanese Kyoja, Lamen instant noodles and tablets, were launched by Japanese food manufacturers.

In June 2005, we entered into a strategic alliance agreement with ADM for the exclusive marketing of our CZ-series additives in North America and Europe. ADM has been assisting us in developing a market for our CZ-series additives worldwide. ADM is one of the largest producers of plant sterol, which is the raw material of our CZ-series additives, and the company has a strong interest in increasing the value of plant sterols. Because we are obligated to purchase ADM's plant sterols as a raw material in the production of our CZ-series additives for use in North America and Europe, ADM will also benefit from the development of a strong market for CZ-series additives. We also entered into an exclusive distribution agreement with Nutra Nano Tech to distribute our CholZero capsules in the United States, primarily via television infomercials. We terminated the agreement with Nutra Nano Tech on November 13, 2006.

On September 27, 2006, we entered into a distribution agreement with Ceragem International for the sale and distribution of our CholZero capsules in North America. In November 2006, we entered into a commissioned production and resource supply agreement with RexGene Biotech for the manufacturing and marketing of several of our CZ-series products. RexGene Biotech began marketing CZ-series products through multiple channels, including network marketing, drug store chains, online shopping malls and direct response home shopping television, in January 2007. Under the terms of the agreement, we retain overseas distribution rights, including rights in the United States, for CZ-series products manufactured by RexGene Biotech, providing us with additional products to distribute through our distribution partners in Asia and elsewhere.

As our presence grows in Japan, the United States, Europe and Korea, we expect to employ conventional methods of distribution to create awareness of our products, including the following:

•	Free samples. Our products will be available in the aisles of grocery stores and through third-party service providers for free sample testing.

•
Co-marketing. We intend to market our products through a combination of in-store and other forms of advertising, including in-store advertising on high traffic area and traditional industry print, trade shows and targeted direct mail.

•
Viral Marketing. We intend to select distribution partners based on the value of their existing brands. We expect to be able to take advantage of the value of established brands by associating our CZ-series products with such branded products in foreign markets and cooperating with our partners to establish public relations campaigns that create a sense of growing community and a grass-roots movement that promotes the use of functional foods.

Competition

Due to the recently achieved commercial success of products such as Benecol margarine, the use of plant sterols as food supplements to reduce cholesterol has become an attractive and competitive market. We expect competition to intensify in the future. A range of cholesterol-lowering foods and dietary supplements are currently on the market, primarily in the United States and Europe, but we are not aware of any products produced by our competitors that are water-soluble. However, the industry is characterized by intensive research and development activity. Our present competitors include the following companies:

•
Functional Foods. (i) Benecol (Raisio's joint venture with Johnson & Johnson); (ii) Take Control (Unilever); (iii) Aviva Heart Benefits (Novartis); (iv) Cheerios (General Mills); (v) Ensemble (Kellogg); (vi) Health Source (Ross Products Division of Abbott Laboratories); and (vii) Quaker Oats (Quaker Oat Company).

•
Dietary Supplements. (i) LO-CHOL (Applied Plant Pharmaceuticals, Inc.); (ii) Cholestin (Pharmanex); (iii) Kholestrol Blocker (Nutrition For Life International); (iv) EvolvE (Bionutrics); (v) Kwai (Lichtwer Pharma); and (vi) Metamucil (Procter & Gamble).

While other major companies have the financial and technical ability and greater resources than us to compete aggressively in the market for health products, we believe that, at present, we may have a competitive advantage over our competition because our plant sterol products have a wide variety of applications (including in water-based products) and our products are more efficient than many of our competitors' products at prohibiting cholesterol absorption due to the nano-size of plant sterol in our CZ-series additives.

Employees

As of December 31, 2006, we employed 20 people on a full-time basis. We believe that the success of our business will depend, in part, on our ability to attract and retain qualified personnel. Our employees are not subject to a collective bargaining agreement, and we believe we have good relations with our employees.

Filing Status

We file periodic reports, current reports, proxy and information statements and other information with the Securities and Exchange Commission, or Commission. We intend to make available on our website free of charge our annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such materials with or furnish them to the Commission. You may also read and copy any materials we file with the Commission at its Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain additional information about the operation of the Public Reference Room by calling the Commission at 1-800-Commission-0330. In addition, the Commission maintains an Internet website, www.sec.gov, that contains our periodic reports, current reports, proxy and information statements, and other information regarding us that we file electronically with the Commission.

Item 2. Description of Property.

Our executive offices, factory and research and development facility are located in Bucheon, Korea, where we own 116,962 square feet of land and 63,142 square feet of building space. In January 2004, we entered into an agreement to sell our land and building. The transfer of title pursuant to the agreement will occur on January 31, 2009. We also currently own 19,978 square feet of office space in Seoul, Korea, which we leased to another party under a lease agreement which expired on July 9, 2006. We did not renew the lease and we currently use this space for our executive office and laboratory.

Item 3. Legal Proceedings.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Securities.

Our symbol on the Over-the-Counter Bulletin Board, or OTCBB, is “EUSI,” or, depending on the service that quotes stocks trading on the OTCBB, “EUSI.OB.” The following table sets forth the high and low sale prices for our common stock as reported on the OTCBB. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	High	Low
Year Ended December 31, 2005
First Quarter	$0.26	$0.18
Second Quarter	0.26	0.17
Third Quarter	0.28	0.11
Fourth Quarter	0.30	0.10
Year Ended December 31, 2006
First Quarter	$1.75	$0.41
Second Quarter	1.55	0.75
Third Quarter	1.19	0.38
Fourth Quarter	1.00	0.35

On March 31, 2007, the closing sale price of our common stock on the OTCBB was $0.28 per share and there were 540 record holders of our common stock.

Dividend Policy

We have never paid any dividends on our common stock. We currently intend to retain all earnings, if any, for use in the expansion of our business and therefore do not anticipate paying any dividends in the foreseeable future.

Item 6. Management’s Discussion and Analysis or Plan of Operation.

In addition to other information included in this report, the following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements contained in this Annual Report on Form 10-KSB, and thus should be considered carefully in evaluating our business and future prospects.

Overview

We were incorporated on August 26, 1998 as Orcas Ltd. under the laws of the State of Delaware. As Orcas Ltd., we were in the business of building and promoting arcade video games and vending machines. We underwent a reverse merger and abandoned this enterprise to develop a loyalty reward program based in Taipei, Taiwan, at which time we changed our name to Ezcomm, Inc. to reflect this change in our business model. We were unable to raise enough capital to finance the research and development of our proposed consumer incentive and loyalty program in Asia and, therefore, we abandoned all efforts to develop such business in January 2001. We remained inactive until July 2004, at which time we changed our name to Ezcomm Enterprises, Inc. and began to consider and investigate potential business opportunities, including an acquisition or merger. On September 30, 2005, we acquired Eugene Science, Inc. pursuant to the terms of an exchange agreement. The exchange transaction was accounted for as a reverse merger (recapitalization) with Eugene Science deemed to be the acquirer for accounting purposes. Accordingly, the historical financial information presented in our financial statements is that of Eugene Science as adjusted to give effect to any difference between the par value of our capital stock and Eugene Science capital stock with an offset to capital in excess of par value. The basis of the assets, liabilities and retained earnings of Eugene Science, the accounting acquirer, were carried over in the recapitalization. Upon the closing of the exchange transaction, we became a global biotechnology company that develops, manufactures and markets nutraceuticals, functional foods that offer health-promoting advantages beyond that of nutrition. Our primary products are our plant sterol products, including our CZ-series of food additives, and our CholZero-branded beverages and capsules. On January 13, 2006, we changed our name from Ezcomm Enterprises to Eugene Science.

Going Concern

Our independent registered public accounting firm has expressed substantial doubt as to our ability to continue as a going concern, in its report for the fiscal year ended December 31, 2006, based on significant operating losses that we incurred and the fact that we do not have adequate working capital to finance our day-to-day operations. Our continued existence depends upon the success of our efforts to raise additional capital necessary to meet our obligations as they become due and to obtain sufficient capital to execute our business plan. We intend to obtain capital primarily through issuances of debt or equity. There can be no degree of assurance that we will be successful in completing additional financing transactions.

If we cannot obtain adequate funding or achieve revenues from the sale of our products, we may be required to significantly curtail or even shut down our operations.

Results of Operations

Revenue

Comparison of Fiscal Years Ended December 31, 2006 and 2005

We experienced a 98% decrease in revenue for our fiscal year ended December 31, 2006 as compared to our fiscal year ended December 31, 2005. Such decrease in revenue is attributable primarily to a decrease in sales of our cooking oil products, which was partially offset by an increase in sales of our CholCare products. Revenue from our CholZero-branded products was $291,271 for our 2006 fiscal year, representing an increase of $107,129 from our 2005 fiscal year. This increase is primarily a result of increased sales of our CholCare-branded products in the United States and Southeast Asia. Approximately 270% of our revenue in 2006 was derived from the sale of our supplemental products, including the sale of our CholCare-branded products.

We anticipate that sales of our products during our 2007 fiscal year will continue to increase as a result of our ability to make health claims with respect to our CZ-series additives and CholZero-branded products in South Korea and as a result of the FDA’s approval of our "Generally Recognized as Safe" application for our CZ-S additive on January 13, 2006. We engaged ADM as our exclusive distributor of CZ-series additives in North America and Europe and authorized ADM to manage our FDA approval process in the United States. Following the approval of our GRAS application, ADM ordered one ton of our CZ-S additive for testing and marketing. We are currently producing the required quantities of our CZ-S additive at our laboratory facility in Seoul, Korea.

Comparison of Fiscal Years Ended December 31, 2005 and 2004

We experienced a 67% decrease in revenue for our fiscal year ended December 31, 2005 as compared to our fiscal year ended December 31, 2004. Such decrease is attributable primarily to a decrease in sales of our germ and raw cooking oils as we transferred the right for germ supply to our related company, OnBio Corporation. Revenue from our CholZero-branded products was $107,129 for our 2005 fiscal year, representing an increase of $42,363 from our 2004 fiscal year. This increase is primarily a result of our successful development, and increased sales, of new functional health foods and our CholCare-branded products. Approximately 65.4% of our revenue in 2005 was derived from the sale of our supplemental products, including the sale of raw cooking oil to OnBio Corporation.

Operating Expenses

Comparison of Fiscal Years Ended December 31, 2006 and 2005

Cost of Sales

For our 2006 fiscal year, our cost of sales consisted primarily of $28,732 of production costs for our CholZero capsule, which we paid to a third party manufacturer. Our gross margin for our 2006 fiscal year was approximately 31% of our gross revenue, as compared to a gross margin of approximately 16.9% of our gross revenue in our 2005 fiscal year. The change in our gross margin is due primarily to our purchase of raw materials for our cooking oils and CholZero capsules.

Expenses

We had a $329,178 increase in expenses in our 2006 fiscal year as compared to our 2005 fiscal year due primarily to an increase in professional fees and depreciation from our sale of certain real property.

Other Income (Expense)

The increase in interest expense in our 2006 fiscal year as compared to our 2005 fiscal year is primarily attributable to an increase in interest due on loans from our employees. In addition, all of our bank loans were in default as of December 31, 2006. The interest rates on such loans range from 15% to 18%. We are currently in negotiations with our lenders to settle our outstanding debts, and we intend to enter into settlement agreements with such lenders during the second quarter of our 2007 fiscal year.

Comparison of Fiscal Years Ended December 31, 2005 and 2004

Cost of Sales

For our 2005 fiscal year, our cost of sales consisted primarily of $131,336 in corn oil production costs paid to a third party manufacturer. Our gross margin for our 2005 fiscal year was approximately 16.9% of our gross revenues, as compared to a gross loss of approximately 6.1% of our gross revenues in the 2004 fiscal year. The change in our gross margin is due, in part, to fact that our gross margin for the 2004 fiscal year reflected the partial return of CZ-series additives from our Japanese distributor.

Expenses

We had a $214,825 increase in expenses in our 2005 fiscal year as compared to our 2004 fiscal year due primarily to an increase in rent expense and our incurrence of additional professional fees and travel expenses related to the exchange transaction.

Other Income (Expense)

The increase in interest expense in our 2005 fiscal year as compared to our 2004 fiscal year is primarily attributable to an increase in interest due on loans in default. All of our bank loans, except for our loan from the National Agricultural Cooperative Federation, were in default as of December 31, 2005. The interest rate on such loans ranges from 15% to 18%.

Liquidity and Capital Resources

Comparison of Fiscal Years Ended December 31, 2006 and 2005

As of December 31, 2006, we had cash and cash equivalents of approximately $14,849 and negative working capital of approximately $13,819,618. As of December 31, 2005, we had cash and cash equivalents of approximately $23,356 and negative working capital of approximately $17,757,508. The decrease in our cash and working capital during our 2006 fiscal year was due primarily to the repayment of the outstanding principal and a portion of the accrued and unpaid interest owed under certain of our outstanding bank loans upon the sale of our real property in Bucheon, Kyonggi-Do, Korea.

We currently satisfy our working capital requirements primarily through cash flows generated from operations, bank loans and sales of equity and debt securities. For the twelve months ended December 31, 2006, we had a net decrease in cash of approximately $8,507, as compared with a net decrease in cash of approximately $13,325 for the twelve months ended December 31, 2005.

Cash Used in Operating Activities

Our net cash used in operating activities increased 1,360% to $4,864,304 in our 2006 fiscal year, as compared to $333,284 used in our 2005 fiscal year. This increase of $4,531,020 resulted primarily a gain on the sale of our real property in Bucheon, Kyonggi-Do, Korea, partially offset by a provision for loss on uncollectible related party loans.

Cash Used in Investing Activities

Our net cash used in investing activities increased 1,151% to $279,051 in our 2006 fiscal year, as compared to $22,302 used in our 2005 fiscal year. This increase of $256,749 resulted primarily from our investment in securities available for sale.

Cash Provided By Financing Activities

Our net cash provided by financing activities increased 1,400% to $5,134,848 in our 2006 fiscal year, as compared to $342,025 provided in our 2005 fiscal year. This increase of $4,792,823 resulted primarily from net proceeds on the sale of our real property in Bucheon, Kyonggi-Do, Korea, partially offset by the repayment of the outstanding principal and a portion of the accrued and unpaid interest due under certain of our outstanding bank loans and advances made by us to a related party.

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

Bank Loans

Since 1999, we have borrowed an aggregate principal amount of $3,889,259 from the Industrial Bank of Korea, which we refer to herein as IBK. These loans bear interest at rates of 4.5% to 18% per annum and are due and payable on demand. A portion of these loans was secured by our real property located in Bucheon, Korea. Loans in the aggregate principal amount of $1,301,919 were guaranteed by the Korea Technology Credit Guarantee Fund, which we refer to herein as KOTEC, a fund operated by the Korean government. During the first half of the 2006 fiscal year, we used the proceeds from the sale of our real property in Bucheon, Korea to repay all of the outstanding principal and a portion of the accrued and unpaid interest owed under these loans from IBK. During the second half of the 2006 fiscal year, we did not pay IBK any accrued and unpaid interest owed under these loans. At December 31, 2006, the accrued and unpaid interest owed by us to IBK under these loans was approximately $1,123,124.

In December 2004, we obtained a short-term loan from the National Agricultural Cooperative Federation, which we refer to herein as NACF, in the principal amount of $1,946,105. This loan has an interest rate of 4.6% per annum and was due on December 22, 2005. This loan is guaranteed by KOTEC. At December 31, 2006, the loan had not been repaid to NACF and the aggregate outstanding principal balance and accrued and unpaid interest on such loan was approximately $1,320,190.

In September 2002, we obtained a short-term loan from ChoHeung Bank in the principal amount of $278,805. This loan has an interest rate of 9.5%, was due on August 1, 2004 and is personally guaranteed by Mr. Noh, our president, chief executive officer, chairman of the board and principal stockholder. At December 31, 2006, the aggregate principal balance and accrued and unpaid interest on such loan was approximately $405,018. In each of July 2001 and December 2002, we entered into loan arrangements with Kookmin Bank. Each loan has a principal amount of $1,000,000, is unsecured and bears interest at the rate of 6.22% or 11.22% per annum, respectively. Both loans were due and payable on November 15, 2004. At December 31, 2006, the aggregate principal balance and accrued and unpaid interest on such loans was approximately $3,102,606.

Notes

On October 9, 2004, we issued KOTEC a note in connection with its payout as guarantor of a convertible debenture issued by us. The note bears interest at a rate of 21% per annum, is guaranteed by Mr. Noh, our president, chief executive officer, chairman of the board and principal stockholder, and is due and payable on demand. To date, KOTEC has made no demands for payment of this note. At December 31, 2006, the outstanding balance of this note was $3,085,330.

In October 2003, we issued a note in the principal amount of $47,772, bearing interest at a rate of 9% per annum, to Jae Ho Lee, the president of UcoleBio Corp., an entity in which Eugene Science Korea, our subsidiary, has a 73% ownership interest. The note is due and payable on demand and, to date, Mr. Lee has made no demands to us for payment of this note. The outstanding balance of this note was $49,652 at December 31, 2006.

In February 2002, we issued a note in the principal amount of $100,000, bearing interest at a rate of 8% per annum, to Kyungioils Co., Ltd. The note is due and payable on demand and, to date, no demands have been made to us for payment of this note. The outstanding balance on this note was $19,937 at December 31, 2006.

Government Loans

On March 2, 2003, we received a non-interest bearing, unsecured loan from the Korean government in the principal amount of $61,779. Pursuant to its terms, the loan was to be repaid in three annual installments of $20,593, beginning February 26, 2004. The loan matured in its entirety in February 2006. At December 31, 2006, we were $58,921 in arrears under this loan.

We received a $316,181 loan from the Korean government in connection with certain of our research and development projects over the period from 1999 to 2002. These research and development projects were not successful and, as a result, we are obligated to repay the principal amount of the loan to the Korean government. We repaid $21,034 of the amount due under this loan in our 2004 fiscal year. At December 31, 2006, we were $42,817 in arrears under this loan arrangement.

Related Party Transactions

See "Certain Relationships and Related Party Transactions" included elsewhere in this report for a full description of transactions to which we were or will be a party, in which the amount involved exceeds $120,000, and in which any director, executive officer, stockholder of more than 5% of our common stock or any member of their immediate family had or will have a direct or indirect material interest.

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

BASIS OF CONSOLIDATION. The reverse-takeover transaction between us and Eugene Science Korea, our Korean subsidiary, has been recorded as our recapitalization, with our net assets brought forward at their historical basis. The intention of Eugene Science Korea’s management was to acquire us as a shell company listed on a stock market. As such, accounting for the reverse-takeover as our recapitalization is deemed appropriate. The consolidated financial statements included the accounts of us (formerly, Ezcomm Enterprises) in the United States, Eugene Science Korea, our Korean subsidiary, in Korea, and Ucolebio, Inc., a subsidiary of Eugene Science Korea, in Korea. Significant inter company transactions, if any, have been eliminated in consolidation. Minority interests are recorded to the extent of their equity. Losses in excess of minority interest equity capital are charged against the majority interest and will be reversed when the losses reverse.

UNIT OF ESTIMATES. The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and related notes to financial statements. These estimates are based on our management's best knowledge of current events and actions that we may undertake in the future. Actual results may ultimately differ from estimates, although our management does not believe such changes will materially affect the financial statements in any individual year.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS. An allowance for doubtful accounts is computed based on our historical experience and our management’s analysis of possible bad debts. Accounts receivable are shown net of allowance for doubtful accounts of $67,783 and $41,402 as of December 31, 2006 and 2005, respectively.

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

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards, or SFAS, No. 154, "Accounting Changes and Error Corrections," or SFAS 154, which replaces Accounting Principles Board, or APB, Opinion No. 20, "Accounting Changes", and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements An Amendment of APB Opinion No. 28." SFAS No. 154 provides guidance on the accounting for and reporting of changes in accounting principles and error corrections. SFAS No. 154 requires retrospective application to prior period financial statements of voluntary changes in accounting principle and changes required by new accounting standards when the standard does not include specific transition provisions, unless it is impracticable to do so. SFAS No. 154 also requires certain disclosures for restatements due to correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and was required to be adopted by us as of January 1, 2006. The impact that the adoption of SFAS No. 154 will have on our results of operations and financial condition will depend on the nature of future accounting changes adopted by us and the nature of transitional guidance provided in future accounting pronouncements.

Risk Factors

The following risks could affect our business, financial results and results of operations. These risk factors should be considered in connection with evaluating the forward-looking statements contained in this Annual Report on Form 10-KSB because these factors could cause the actual results and conditions to differ materially from those projected in the forward-looking statements.

Risks Related to Our Company

Our independent registered public accounting firm has a going concern qualification in their opinion contained in our audited financial statements which raises substantial doubt about our ability to continue as a going concern.

As a result of our substantial historical operating losses, limited revenues and working capital and our capital needs, our auditors added a going concern qualification in their report contained in our audited consolidated financial statements for the fiscal year ended December 31, 2006 which raises substantial doubt about our ability to continue as a going concern. While we have relied principally in the past on external financing to provide liquidity and capital resources for our operations, we can provide no assurance that cash generated from our operations together with cash received in the future from external financing will be sufficient to enable us to continue as a going concern.

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

In the fiscal year ended December 31, 2006, sales to four major customers accounted for 52% of our total revenue. We may fail to capture a share of the market for such products. Because we are dependent on a limited number of customers, any decrease or elimination of such customers’ purchases could materially harm our business.

If we are not able to attract and retain key management and scientific personnel, our efforts to develop our products and achieve our other business objectives could be delayed or substantially impaired.

We are highly dependent on key marketing, research and development and management personnel, particularly Seung Kwon Noh, our president and chief executive officer; Jae Hong Yoo, our chief financial officer; Tae Hwan Lee, our vice president, domestic marketing; Se Cheon Ahn, our vice president, research and development; Jang Hyun Cho, our chief research scientist; and Chang Gon Kim, our principal research scientist. Although we do not have any reason to believe that we may lose the services of any of these persons in the foreseeable future, the loss of the services of any of these persons might impede the achievement of our research, development and commercialization objectives. Recruiting and retaining qualified scientific and business personnel will also be critical to our success. We may not be able to attract and retain these personnel on acceptable terms given the competition among numerous nutraceutical and biotechnology companies, academic institutions, government entities and other research organizations for similar personnel.

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

 We do not have a separate standing audit committee, compensation committee or nominating and corporate governance committee, so the duties customarily delegated to those committees are performed by the board of directors as a whole, and no director is an "audit committee financial expert" as defined by the rules and regulations of the Commission.

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

We expect to conduct business in various foreign currencies and will be exposed to market risk from changes in foreign currency exchange rates and interest rates. Fluctuations in exchange rates between the United States Dollar and such foreign currencies may have a material adverse effect on our business, results of operations, and financial condition and could specifically result in foreign exchange gains and losses. The impact of future exchange rate fluctuations on our operations cannot be accurately predicted. To the extent that the percentage of our non-United States Dollar revenue derived from international sales increases in the future, our exposure to risks associated with fluctuations in foreign exchange rates will increase further. Moreover, as a result of operating a manufacturing facility in Korea, a substantial portion of our costs are and will continue to be denominated in the Korean Won. Adverse changes in the exchange rates of the Korean Won to the United States Dollar will affect our costs of goods sold and operating margins and could result in exchange losses.

The requirements of the Sarbanes-Oxley Act, including Section 404, are burdensome, and our failure to comply with them could have a material adverse affect on our business and stock price.

Except with respect to the adoption of our Code of Conduct and Ethics and our compliance with certain requirements specifically applicable to our Annual Report on Form 10-KSB and our other periodic reports, our management has not commenced any specific procedures to comply with the requirements of the Sarbanes Oxley Act of 2002, including, specifically, the process necessary to implement the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires our management to assess the effectiveness of our internal controls over financial reporting and include an assertion in our annual report as to the effectiveness of our controls. Beginning with our Annual Report on Form 10-KSB for the fiscal year ending December 31, 2007, unless otherwise amended by the Commission, which we refer to herein as the Commission, our independent registered accounting firm will be required to attest to whether our assessment of the effectiveness of our internal control over financial reporting is fairly stated in all material respects and separately report on whether it believes we maintained, in all material respects, effective internal controls over financial reporting as of December 31, 2007. Because of our management's lack of resources, and our limited operations, we have not commenced the process of preparing the system and process documentation, performing an evaluation of our internal controls required for our management to make this assessment and for the auditors to provide their attestation report, and accordingly, have not begun testing the effectiveness of these internal controls. We expect that this process will require significant amounts of our management’s time and resources, as well as higher expenses in the form of higher audit and review fees, higher legal fees and higher internal costs to document, test and potentially remediate internal controls. Accordingly, with respect to Section 404 in particular, there exists a significant risk that we will not be able to meet all the requirements of Section 404 by the end of fiscal year 2007, when we are required to report on our internal controls and provide our auditor's opinion thereon. Additionally, even in the event we attempt to comply with Section 404, in the course of evaluation and testing, management may identify deficiencies that will need to be addressed and remediated, which could potentially have a material adverse effect on our stock price and could result in significant additional expenditures.

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

As of December 31, 2006, our officers and directors and their affiliates owned approximately 34.25% of our outstanding voting shares. As a result, our officers and directors are able to exert considerable influence over the outcome of any matters submitted to a vote of the holders of our common stock, including the election of our board of directors. The voting power of these stockholders could also discourage others from seeking to acquire control of us through the purchase of our common stock, which might depress the price of our common stock.

Item 7. Financial Statements.

Our consolidated balance sheet as at December 31, 2006 and 2005, consolidated statements of operations, stockholders’ deficit and cash flows for the years ended December 31, 2006 and 2005, notes to our consolidated financial statements and the report of our independent registered public accounting firm are referenced below.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

On September 29, 2006, we engaged a new accounting firm, Kim and Lee Corporation, as our independent accountants to audit our financial statements. Our Board of Directors recommended and approved the change of independent accountants. Accordingly, SF Partnership LLP, or SF Partnership, was dismissed on September 29, 2006. The decision to change accountants was determined by our Board of Directors to be in our best interests at the time.

From January 1, 2005 through the date of this Annual Report on Form 10-KSB, there were no disagreements with SF Partnership on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which disagreements, if not resolved to the satisfaction of SF Partnership would have caused them to make reference to the matter in its reports on our financial statements.

From January 1, 2005 through the date of this Annual Report on Form 10-KSB, SF Partnership did not issue a report with respect to our financial statements that contained an adverse opinion or a disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principals. In addition, from January 1, 2005 through the date of this Annual Report on Form 10-KSB, SF Partnership did not advise us with respect to any of the matters described in Item 304(a)(1)(iv) of Regulation S-B.

We have provided SF Partnership with a copy of this disclosure and have requested SF Partnership to furnish us with a letter addressed to the Commission stating whether SF Partnership agrees with the statements that we have made in this Annual Report on Form 10-KSB. The letter from SF Partnership will be filed within 10 days of the filing of this Annual Report on Form 10-KSB as an exhibit to a Current Report on Form 8-K.

During the period from January 1, 2005 to September 29, 2006, neither we, nor anyone acting on our behalf, consulted with Kim and Lee Corporation regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, or (ii) any of the matters or events set forth in Item 304(a)(2)(ii) of Regulation S−B.

Item 8A. Controls and Procedures.

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our “disclosure controls and procedures” as of the end of the period covered by this annual report, pursuant to Rules 13a-15(b) and 15d-15(b) under the Exchange Act. Based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures, as of the end of the period covered by this annual report, were effective in timely alerting them to material information relating to us required to be included in our periodic filings with the Commission.

There has been no change in our internal control over financial reporting (as defined in Rules 13(a)-15(f) and 15(d)-15(f) under the Exchange Act) during the fourth fiscal quarter ended December 31, 2004, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 8B. Other Information

None

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

Name	Age	Position
Seung Kwon Noh	46	President, Chief Executive Officer and Chairman of the Board
Tae Hwan Lee	44	Senior Vice President, Sales and Marketing, and Director
Se Cheon Ahn	46	Senior Vice President, Plant and Manufacturing, and Director
Tony Kim	34	Director

Seung Kwon Noh is our founder and has served as our president, chief executive officer and chairman of our board of directors since our inception in July 1997. Mr. Noh is also the president and chief executive officer of On-Bio Corporation, a company that manufactures functional cooking oil. Mr. Noh also serves a director of the Korea Bio-venture Association. Mr. Noh received a bachelor of arts degree in microbiology from Seoul National University, a master of science degree in biological engineering from the Korea Advanced Institute of Science and Technology and a master of science degree in bio-technology from Durham University in the United Kingdom.

Tae Hwan Lee has served as our senior vice president, sales and marketing, and as a member of our board of directors since March 2004. Prior to joining us, Mr. Lee worked in sales and marketing for EucholBio, Inc. from April 2003 to March 2004. From January 2002 to December 2002, Mr. Lee worked in marketing for IGM, Inc. Prior to that, Mr. Lee provided marketing-related consulting services to JTB Planning, Inc. for the period from January 2000 through January 2002. Mr. Lee received a bachelor of arts degree in liberal arts from Korea University.

Se Cheon Ahn has served as our vice president, plant and manufacturing, and as a member of our board of directors since March 2004. Prior to being appointed vice president, Mr. Ahn served as our director of production from June 2001 through March 2004. Prior to joining us, Mr. Ahn served as the director of products for Sindongbang Company, Ltd. from January 2000 to March 2001. Mr. Ahn received a bachelor of arts degree in chemical engineering from Hanyang University.

Tony Kim joined our board of directors in April 2005. Since November 2004, Mr. Kim has been president and a member of the board of directors of Telos, LLC, an investment management company. Mr. Kim also serves on the board of directors of Red Queen Entertainment, a multi-media entertainment company. From February 1998 through April 2002, Mr. Kim was vice president of Saymee K, Inc., the parent company of several fashion brands including Drunknmunky Clothing, Hudson Jeans and Protrend Limited. Mr. Kim graduated from the University of California, Los Angeles with a bachelor of arts degree in sociology.

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

Name	Age	Position
Seung Kwon Noh	46	President, Chief Executive Officer and Director
Tae Hwan Lee	44	Senior Vice President, Sales and Marketing, and Director
Se Cheon Ahn	46	Senior Vice President, Production, and Director
Jae Hong Yoo	39	Chief Financial Officer

Biographical summaries regarding Messrs. Noh, Lee and Ahn were presented above.

Jae Hong Yoo joined us in 2002 and serves as our chief financial officer. Prior to joining us, Mr. Yoo served as a manager of human resources for Interpark Co., Ltd. from December 1999 to August 2001. Mr. Yoo received a bachelor of arts degree in computer engineering from Kwangwoon University.

None of our executive officers is a party to any employment agreements with us. Each of Mr. Lee, Mr. Ahn and Mr. Yoo is a party to employment agreements with Eugene Science Korea, our majority-owned subsidiary.

None of our executive officers and directors, nor any of their affiliates, beneficially owns any of our equity securities or rights to acquire any of our securities except as otherwise described herein, and no such persons have been involved in any transactions with us or any of our directors, executive officers or affiliates that is required to be disclosed pursuant to the Commission’s rules and regulations, other than with respect to the transactions that have been described in this report or in any prior reports filed by us with the Commission.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities, to file with the Commission initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Officers, directors and greater than ten percent shareholders are required by the rules and regulations of the Commission to furnish us with copies of all Section 16(a) forms they file. To our knowledge and based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the year ended December 31, 2006, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with, except for the following: Mr. Kim, a director, has not yet filed a Form 4 or Form 5 relating to a grant on May 31, 2006 of an option to purchase 300,000 shares of our common stock.

Code of Ethics

We adopted a Code of Conduct and Ethics that applies to our principal executive officer, principal financial officer and principal accounting officer. We intend to make a copy of the Code of Conduct and Ethics available on our website and a copy of the Code of Conduct and Ethics may be obtained by any person, without charge, upon written request delivered to Eugene Science, Inc., Attn: Corporate Secretary, Eugene Science, Inc., 8th Floor, LG Palace Building, 165-8 Donggyo-Dong, Mapo-Gu, Seoul, Korea. We will disclose any amendment to, or waiver from, a provision of the Code of Conduct and Ethics by posting such information on our website when we have completed the process of making the Code of Conduct and Ethics available on our website.

Item 10. Executive Compensation.

Ezcomm Enterprises (now Eugene Science)

Ezcomm Enterprises did not have a bonus, profit sharing, or deferred compensation plan for the benefit of its employees, officers or directors during any of the three most recently completed fiscal years. Ezcomm Enterprises did not pay any salaries or other compensation to its officers, directors or employees in an amount equal to or in excess of $100,000 since its inception. Further, Ezcomm Enterprises did not enter into employment agreements with its officers, directors or any other persons. Ezcomm Enterprises did not accrue any officer compensation.

There were no option grants to any executive officers during Ezcomm Enterprises' fiscal year ended May 31, 2005, and no options were exercised by any executive officer during the fiscal year ended May 31, 2005.

Ezcomm Enterprises did not compensate any director in the 2004, 2005 or 2006 fiscal years.

Eugene Science

The following table sets forth the salary and bonus earned for the three fiscal years ended December 31, 2006, by our chief executive officer. None of our other executive officers earned total annual salary and bonus in excess of $100,000 during the 2005 fiscal year. Our chief executive officer shall be referred to in this proxy statement as the “named executive officer.”

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Seung Kwon Noh	2006	$145,000	—	—	$342,000	—	—	—	$487,000
Chief Executive Officer and President	2005	110,000	—	—	—	—	—	—	110,000
	2004	110,000	—	—	—	—	—	—	110,000

(1)
Option awards reflect the dollar amount recognized for financial statement purposes for 2006, in accordance with FAS 123(R). Assumptions used in the calculation of these amounts are included in foot note 10 to our audited financial statements for the fiscal year ended December 31, 2006 included herein.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information on all restricted stock, stock option and SAR awards (if any) held by our named executive officer as of December 31, 2006. All outstanding equity awards are in shares of our common stock.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Seung Kwon Noh Chief Executive Officer and President	600,000	—	—	$ 0.50	05/31/2016	—	—	—	—

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

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information known to us regarding the beneficial ownership of our common stock as of March 31, 2007 by: (i) each stockholder known to us to be a beneficial owner of more than five percent (5%) of our common stock; (ii) each of our directors; (iii) our named executive officers; and (iv) all of our current directors and executive officers as a group.

Name and Address (1)	Number of Shares Beneficially Owned (2)	Percentage of Outstanding Shares (2)
Seung Kwon Noh(3)	10,901,079	26.64%
Tony Kim(4)	2,606,339	6.42%
Se Cheon Ahn(5)	300,000	*
Tae Hwan Lee(6)	300,000	*
H&Q Asia Pacific(7)	2,767,339	6.86%
Telos, LLC(8)	2,606,339	6.46%
All directors and executive officers as a group (5persons)(9)	14,277,418	34.25%

* less than one percent (1%).

(1)	Unless otherwise indicated, the business address of each holder is: c/o Eugene Science, Inc., 8th Floor, LG Palace Building, 165-8 Donggyo-Dong, Mapo-Gu, Seoul, Korea.

(2)
Beneficial ownership is determined in accordance with the rules of the Commission and includes voting and investment power with respect to shares. Unless otherwise indicated, the persons named in the table have sole voting and sole investment control with respect to all shares beneficially owned, subject to community property laws where applicable. The number and percentage of shares beneficially owned are based on 40,315,705 shares of common stock outstanding as of March 31, 2007. Shares of common stock subject to options and warrants currently exercisable, or exercisable within 60 days of March 31, 2007, are deemed beneficially owned and outstanding for purposes of computing the percentage of the person holding such securities, but are not considered outstanding for computing the percentage of any other person.

(3)
Includes (i) 600,000 shares subject to options exercisable within 60 days after March 31, 2007, (ii) 728,346 shares beneficially owned by Mr. Noh's spouse, and (iii) 922,536 shares held by OnBio Corporation, an entity of which Mr. Noh is an executive officer and has an ownership interest. Mr. Noh may be deemed to beneficially own the shares held by OnBio Corporation, but disclaims beneficial ownership in such shares except to the extent of his pecuniary interest therein.

(4)
Includes (i) 300,000 shares subject to options exercisable within 60 days after March 31, 2007, and (ii) 2,306,339 shares of common stock held by Telos, LLC, an entity of which Mr. Kim is a director and executive officer and has an ownership interest. Mr. Kim may be deemed to beneficially own the shares held by Telos, LLC, but disclaims beneficial ownership in such shares except to the extent of his pecuniary interest therein.

(5)	Consists of 300,000 shares subject to options exercisable within 60 days after March 31, 2007.

(6)	Consists of 300,000 shares subject to options exercisable within 60 days after March 31, 2007.

(7)	Includes 1,383,803 shares held by APGF3 Korea Investment and 1,383,803 shares held by KGRF Korea Investment, both of which are affiliates of H&Q Asia Pacific.

(8)	Address is 6300 Wilshire Blvd., Suite 1730, Los Angeles, California 90048. Mr. Kim, one of our directors, is a director and executive officer and has an ownership interest in Telos, LLC.

(6)	Includes 1,370,000 shares subject to options exercisable within 60 days after March 31, 2007.

Equity Compensation Plan Information

The following table sets forth information regarding outstanding options and rights and shares reserved for future issuance under our existing equity compensation plan as of December 31, 2006:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance
Equity compensation plan approved by security holders:
2006 Stock Incentive Plan	3,600,000	$ 0.57	3,350,000
Equity compensation plans not approved by security holders: None	—	—	—

Item 12. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Affiliated Companies

OnBio Corporation

In March 2005, we assigned our raw cooking oil supply contract to OnBio Corporation. Mr. Noh, our president, chief executive officer, chairman of the board and principal stockholder, is also the chief executive officer and a significant stockholder of OnBio Corporation.

OnBio Corporation is one of our suppliers for DG oil and was our largest customer in 2006. At December 31, 2006, we had an account receivable from OnBio Corporation in the amount of $2,052,390 resulting primarily from the purchase of our raw cooking oil. The total amount of the account receivable from OnBio Corporation was written off at the end of our 2006 fiscal year.

During our 2006 and 2005 fiscal years, both we and Onbio Corporation periodically provided cash advances to each other. At December 31, 2006, we had advanced an aggregate of approximately $3,506,308 to OnBio Corporation. All advances accrue interest at a rate of 9% per annum and are due on demand. OnBio Corporation is currently in financial difficulty. However, we believe that OnBio Corporation will be able to repay the outstanding advance upon the sale of shares of our common stock held by OnBio Corporation. We expect such sale of our common stock to occur in the first half of our 2007 fiscal year.

We provided a $418,600 term deposit at December 31, 2003 as security for a loan incurred by OnBio Corporation. During our 2004 fiscal year, the term deposit ceased and we loaned the proceeds to Onbio Corporation for repayment of the outstanding bank loan. At December 31, 2006, OnBio Corporation had repaid the entire outstanding amount due to us under this loan arrangement.

Nutra Nano Tech

Tony Kim, a member of our board of directors, is the chief executive officer of Nutra Nano Tech. We entered into a license agreement with Nutra Nano Tech which gave it an exclusive right and license to distribute, market, advertise, sell and otherwise exploit our CholZero-branded products, including, but not limited to, our CholZero capsules, CholZero green tea and CholZero seaweed. Our CholZero-branded products contain our patented CZ-series ingredient. As a result of this license agreement, every CholZero-branded product distributed in North America would only be distributed through Nutra Nano Tech. Nutra Nano Tech launched an infomercial marketing campaign for our CholZero capsules in May 2006. On November 3, 2006, we terminated this agreement with Nutro Nano Tech and, as a result, Nutra Nano Tech no longer retains exclusive North American distribution rights to our CholZero-branded products.

Boo Won Sil Up

During our 2006 and 2005 fiscal years, we purchased goods from Boo Won Sil Up, an entity controlled by the father of Mr. Noh, our president, chief executive officer, chairman of the board and principal stockholder. As of December 31, 2006, we had an account payable of $64,047 due to Boo Won Sil Up.

Transactions with Officers and Directors

At various times during our 2006 fiscal year, we received advances from Mr. Noh, our president, chief executive officer, chairman of the board and principal stockholder, in the aggregate amount of $737,995. The advances accrue interest at a rate of 9% per annum and are due and payable on demand. At December 31, 2006, we had received $220,286 in advances from Mr. Noh. These advances accrue interest at a rate of 9% per annum and are due and payable on demand.

Director Independence

None of our directors is considered "independent" under any definition of independence set forth by a national securities exchange or an inter-dealer quotation system which has requirements that a majority of the board of directors be independent.

Item 13. Exhibits.

The exhibits set forth below are filed as part of this Annual Report on Form 10-KSB:

Exhibit Number	Description

2.1
Exchange Agreement by and among Ezcomm Enterprises, Inc., Eugene Science (Korea) and certain stockholders of Eugene Science (Korea), dated September 1, 2005 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on September 7, 2005).

2.2	Amendment No. 1 to Exchange Agreement (incorporated by reference to Exhibit 2.2 to our Current Report on Form 8-K filed with the Commission on October 6, 2005).

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.11 to our Registration Statement on Form 10-SB filed with the Commission on February 20, 2004).

3.2	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.12 to our Registration Statement on Form 10-SB filed with the Commission on February 20, 2004).

Exhibit Number	Description

3.3	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to our Current Report on Form 8-K filed with the Commission on October 6, 2005).

3.4	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit A to our Information Statement on Schedule 14C filed with the Commission on December 1, 2005).

3.5	Bylaws (incorporated by reference to Exhibit 3.2 to our Registration Statement on Form 10-SB filed with the Commission with the Commission on February 20, 2004).

4.1
Warrant to Purchase Common Stock of Eugene Science, Inc., dated September 30, 2005, issued to WestPark Capital, Inc. (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the Commission on October 6, 2005).

10.1
Agreement of Property Sales Contract between Eugene Science (Korea) and Wando Seafood Distributions, Co., Ltd., dated January 16, 2004 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on October 6, 2005).

10.2
Memorandum of Understanding between Korea Ginseng Corp. and Eugene Science (Korea), dated March 12, 2004 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the Commission on October 6, 2005).

10.3
Agreement of Product Supply between Amway Korea, Ltd. and Eugene Science (Korea), dated November 11, 2004 (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the Commission on October 6, 2005).

10.4
Strategic Alliance Agreement between Archer Daniels Midland Company and Eugene Science (Korea), dated April 8, 2004 (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed with the Commission on October 6, 2005).

10.5
Distribution Agreement by and between Toong Yeuan Enterprise Co., Ltd. and Eugene Science (Korea), dated February 18, 2003 (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed with the Commission on October 6, 2005).

10.6
Distribution Agreement by and between Hokuyo Koeki Co., Ltd. and Eugene Science (Korea), dated May 21, 2002 (incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed with the Commission on October 6, 2005).

10.7
License Agreement between Nutra Nano Tech, Inc. and Eugene Science (Korea), dated May 20, 2005 (incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K filed with the Commission on October 6, 2005).

10.8
Marketing Agreement between Hokuyo Koeki Co., Ltd. and Eugene Science (Korea), dated March 8, 2001 (incorporated by reference to Exhibit 10.8 to our Current Report on Form 8-K filed with the Commission on October 6, 2005).

10.9
Material Transfer Agreement between Archer Daniels Midland Company and Eugene Science (Korea), dated November 19, 2001 (incorporated by reference to Exhibit 10.9 to our Current Report on Form 8-K filed with the Commission on October 6, 2005).

10.10
Investment Agreement by and between Hokuyo Koeki Co., Ltd. and Eugene Science (Korea), dated March 21, 2002 (incorporated by reference to Exhibit 10.10 to our Current Report on Form 8-K filed with the Commission on October 6, 2005).

10.11
Share Subscription Agreement by and between Telos, LLC and Eugene Science (Korea), dated January 19, 2005 (incorporated by reference to Exhibit 10.11 to our Current Report on Form 8-K filed with the Commission on October 6, 2005).

10.12
Amendment to Subscription Agreement by and between Telos, LLC and Eugene Science (Korea), dated February 2, 2005 (incorporated by reference to Exhibit 10.12 to our Current Report on Form 8-K filed with the Commission on October 6, 2005).

10.13
Lease Agreement by and between Bestian Partners Co., Ltd. and Eugene Science (Korea), dated June 24, 2005 (incorporated by reference to Exhibit 10.14 to our Current Report on Form 8-K filed with the Commission on October 6, 2005).

10.14
Employment Agreement between Eugene Science (Korea) and Jae Hong Yoo, dated July 28, 2002 (incorporated by reference to Exhibit 10.15 to our Current Report on Form 8-K filed with the Commission on October 6, 2005).*

10.15
Employment Agreement between Eugene Science (Korea) and Se Cheon Ahn, dated January 4, 2003 (incorporated by reference to Exhibit 10.16 to our Current Report on Form 8-K filed with the Commission on October 6, 2005).*

10.16
Employment Agreement between Eugene Science (Korea) and Tae Hwan Lee, dated January 7, 2001 (incorporated by reference to Exhibit 10.17 to our Current Report on Form 8-K filed with the Commission on October 6, 2005).*

Exhibit Number	Description

10.17	Distribution Agreement between Eugene Science (Korea) and Ceragem International, Inc., dated September 27, 2006.

10.18	Commissioned Production and Resource Supply Agreement between Eugene Science (Korea) and RexGene Biotech Co., Ltd., dated January 3, 2007.

14.1	Code of Conduct and Ethics (incorporated by reference to Exhibit 14.1 to our Annual Report on Form 10-KSB filed with the Commission on April 17, 2006).

21.1	List of Subsidiaries.

24.1	Power of Attorney (included on signature page hereto).

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

* These exhibits are identified as management contracts or compensatory plans or arrangements pursuant to Item 13 of Form 10-KSB.

Item 14. Principal Accountant Fees and Services.

The following table sets forth the aggregate fees billed to us by, our current independent registered public accounting firm, and SF Partnership, LLP, our former independent registered public accounting firm, for the fiscal years ended December 31, 2005 and December 31, 2006:

	December 31, 2005	December 31, 2006

Audit Fees (1)	$77,997	$72,725
Audit-Related Fees	—	—
Tax Fees (2)	5,863	7,439
All Other Fees (3)	—	—

Total	$83,860	$80,164

(1)
Includes fees for the professional services rendered for the audit of our annual financial statements included in our annual report on Form 10-KSB and for review of the financial statements included in our quarterly reports on Form 10-QSB.

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

Date: April 17, 2007

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

Signature	Title	Date

/s/ Seung Kwon Noh	President, Chief Executive Officer and Director	April 17, 2007
Seung Kwon Noh	(Principal Executive Officer)

/s/ Jae Hong Yoo	Chief Financial Officer	April 17, 2007
Jae Hong Yoo	(Principal Financial and Accounting Officer)

/s/ Tae Hwan Lee	Director	April 17, 2007
Tae Hwan Lee

/s/ Se Cheon Ahn	Director	April 17, 2007
Se Cheon Ahn

/s/ Tony Kim	Director	April 17, 2007
Tony Kim

EUGENE SCIENCE, INC.
AND SUBSIDIRIES

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

WITH

INDEPENDENT ACCOUNTANTS’ REPORT

EUGENE SCIENCE, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Eugene Science, Inc.

We have audited the accompanying consolidated balance sheet of Eugene Science, Inc. and Subsidiaries (a Delaware corporation) (the “Company”) as of December 31, 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for the year then ended. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Eugene Science, Inc. and Subsidiaries as of December 31, 2005, were audited by other auditors whose report dated March 17, 2006, on those statements included an explanatory paragraph that the Company’s recurring losses and negative working capital raise substantial doubt about its ability to continue as a going concern as discussed in Note 1 to the consolidated financial statements.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 2006 financial statements referred to above present fairly, in all material respects, the financial position of Eugene Science, Inc. and Subsidiaries as of December 31, 2006, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and had working capital deficiencies as of December 31, 2006, which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Los Angeles, California

March 6, 2007

EUGENE SCIENCE, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2006 and 2005

ASSETS

	2006	2005
Current assets:
Cash and cash equivalents (Note 3)	$14,849	$23,356
Accounts receivable (Notes 2 and 14)	77,064	94,969
Inventories (Note 2)	34,099	60,586
Due from related parties (Note 4)	1,250,211	970,062
Receivable from unsettled contract	942,686	—
Prepaid expenses and other current assets	181,909	182,014

Total current assets	2,500,818	1,330,987

Property and equipment (Note 5)	1,168,767	9,284,340

Other assets:
Investments (Note 6)	333,851	527,898
Intangible assets (Note 2)	188,181	186,737
Deposits	83,195	—

Total other assets	605,227	714,635

Total assets	$4,274,812	$11,329,962

See auditors' report and accompanying notes to the financial statements

EUGENE SCIENCE, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2006 and 2005

LIABILITIES AND STOCKHOLDER'S DEFICIENCY

	2006	2005
Current liabilities:
Accounts payable and accrued expenses
Trade	$8,151,448	$7,860,009
Related party (Note 14)	—	279,706
Rental deposits (Note 7)	64,516	158,240
Due to shareholders and officers (Note 9)	905,955	378,049
Loan payable, current portion (Note 8)	7,198,517	10,412,491

Total current liabilities	16,320,436	19,088,495

Long-term liabilities:
Accrued pension payable	592,981	454,678
Deposits from customers	317,498	1,447,402
Long-term debt, net of current portion (Note 8)	22,709	40,055

Long-term liabilities	933,188	1,942,135

Total liabilities	17,253,624	21,030,630

Stockholders' deficiency:
Common stock (Note 10)	40,316	31,166
Additional paid-in-capital	16,579,251	16,418,734
Accumulated other comprehensive loss	(3,218,465)	(1,777,866)
Accumulated deficit	(26,379,914)	(24,372,702)

Total stockholders' deficiency	(12,978,812)	(9,700,668)

Total liabilities and stockholders' deficiency	$4,274,812	$11,329,962

See auditors' report and accompanying notes to the financial statements

EUGENE SCIENCE, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
For the Years Ended December 31, 2006 and 2005

	2006	2005

Net sales (Note 12)	$669,329	$886,438

Cost of goods sold (Note 12)	459,960	736,469

Gross profits	209,369	149,969

Operating expenses	2,800,761	2,471,583

Operating loss	(2,591,392)	(2,321,614)

Other income (expenses):
Gain from sale of assets (Note 5)	5,314,728	—
Net rental income	135,027	140,932
Miscellaneous income	9,475	16,283
Net interest expense	(2,071,012)	(1,890,601)
Provision for uncollectable related party loans	(2,804,038)	(2,288,733)

Net other income (expenses)	584,180	(4,022,119)

Net loss	$(2,007,212)	$(6,343,733)

Basic loss per share	$(0.05)	$(0.21)

Weighted average number of shares (Note 10)	37,345,443	30,888,892

See auditors' report and accompanying notes to the financial statements

EUGENE SCIENCE, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Deficit
For The Years Ended December 31, 2006 and 2005

			Paid in	Accumulated
			Capital in	Other
	Common Stock		Excess of	Comprehensive	Accumulated
	Shares	Amount	Par value	Income (loss)	Deficit	Total

Balance, January 1, 2005 (Note 10)	3,536,880	$3,537	$15,223,558	$(1,676,719)	$(18,028,969)	$(4,478,593)

Issuance of common shares by subsidiary	—	—	1,284,181	—	—	1,284,181

Common shares issued on acquisition of Eugene Science, Inc	30,488,300	27,279	(99,161)	—	—	(71,882)

Issuance of shares for Consulting services	350,000	350	10,156	—	—	10,506

Unrealized loss on available for sale securities	—	—	—	(68,252)	—	(68,252)

Foreign currency translation adjustment	—	—	—	(32,895)	—	(32,895)

Net loss	—	—	—	—	(6,343,733)	(6,343,733)

Balance, December 31, 2005	34,375,180	$31,166	$16,418,734	$(1,777,866)	$(24,372,702)	$(9,700,668)

Balance, January 1, 2006 (Note 10)	34,375,180	$31,166	$16,418,734	$(1,777,866)	$(24,372,702)	$(9,700,668)

Issuance of shares for consulting services	2,590,525	5,800	82,000	—	—	87,800

Exercise of non-vested common stock options	3,350,000	3,350	78,517	—	—	81,867

Unrealized loss on available for sale securities	—	—	—	(471,654)	—	(471,654)

Foreign currency translation adjustment	—	—	—	(968,945)	—	(968,945)

Net loss	—	—	—	—	(2,007,212)	(2,007,212)

Balance, December 31, 2006	40,315,705	$40,316	$16,579,251	$(3,218,465)	$(26,379,914)	$(12,978,812)
See auditors' report and accompanying notes to the financial statements

EUGENE SCIENCE, INC. AND SUBSIDIARIS

Consolidated Statements of Cash Flows
For The Years Ended December 31, 2006 and 2005

	2006	2005
Cash flows from operating activities:
Net loss	$(2,007,212)	$(6,343,733)
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	526,412	704,534
Provision for loss on uncollectable related party loans	2,804,038	2,288,733
Net gain on sale of property	(5,314,728)	—
Accumulated other comprehensive loss	(968,945)	—
(Increase) decrease in assets:
Accounts receivable	17,905	835,243
Inventory	26,487	(45,492)
Prepaid expenses and other assets	(83,090)	(11,332)
Increase (decrease) in liabilities:
Accounts payable	90,250	2,210,452
Accrued pension payable	138,303	28,311
Rental deposits	(93,724)	—
Cash used in operating activities	(4,864,304)	(333,284)

Cash flows from investing activities:
Acquisition of fixed assets	—	(22,302)
Investment in securities	(277,607)	—
Intangible assets	(1,444)	—
Cash used in investing activities	(279,051)	(22,302)

Cash flows from financing activities:
Advance from shareholder and officers	527,906	353,386
Net proceeds from issuance of common stock	91,150	993,000
Net proceeds from options exercise	—	291,181
Net proceeds from sale of property	11,961,203	—
Net advance to related party	(280,149)	(622,686)
Deposits	(1,129,904)	(320,942)
Repayment of loans	(6,035,358)	(351,914)
Cash provided by financing activities	5,134,848	342,025

Foreign exchange on cash and cash equivalents	—	236
Net decrease in cash	(8,507)	(13,325)
Cash and cash equivalent - beginning of year	23,356	36,681

Cash and cash Equivalent - end of year	$14,849	$23,356

Supplemental Information:
Cash paid during the year for:
Interest paid	$164,704	$190,588

See auditors' report and accompanying notes to the financial statements

EUGENE SCIENCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

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

The Korean subsidiary, located in Kyunggi-Do, Korea, was organized in July 1997 under the laws of the Republic of Korea, and is in business of manufacturing and selling CZTM series cholesterol-lowering functional food ingredients, beverages and capsules, and vegetable oil products that include those ingredients.

(b)	Going Concern

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced recurring losses since 2000 and has negative cash flows from operations. The Company’s net losses were $2,007,212 and $6,343,733 for the years ended December 31, 2006 and 2005, respectively, and working capital deficiency were $13,898,135 and $17,757,508, as of December 31, 2006 and 2005, respectively. These factors raise substantial doubt as to the Company’s ability to continue as a going concern.

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

The Company also plans to strengthen the cooperation with its international partners to restart shipping to overseas markets. The Company expects to sell CZTM to major food companies through its international strategic partners. For marketing the CZTM capsules, the Company established a distribution channel in the United States in 2006.

In addition, management is pursuing various sources of equity financing, although there can be no assurance that the Company will be able to secure financing when needed or obtain such on terms satisfactory to the Company.

EUGENE SCIENCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

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

Revenue from product sales is recognized, in accordance with Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB No. 101"), when delivery has occurred provided there is persuasive evidence of an agreement, the fee is fixed or determinable and collection of the related receivable is probable.

The Company retains substantially all of the benefits and risks of ownership of its income properties and therefore accounts for leases with its tenants as operating leases.

EUGENE SCIENCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

(e)	Government Grants

Government grants are recognized as income over the periods necessary to match them with the related costs that they are intended to compensate.

(f)	Currency Translation

The Company's functional currency is Korean Won. Adjustments occurring in translating the currency into U.S. dollars at the balance sheet date are recorded as a component of other comprehensive income (loss).

Foreign currency transactions of the Korean operations have been translated to Korean Won at the rate prevailing at the time of the transaction. Realized foreign exchange gains and losses were taken into current period.

(g)	Cash and Cash Equivalents

Highly liquid investments with maturities of three months or less when purchased are considered cash equivalents and recorded at cost, which approximates fair value.

(h)	Allowance for Doubtful Accounts

An allowance for doubtful accounts is computed based on the Company’s historical experience and management’s analysis of possible bad debts. Accounts receivable are shown net of allowance for doubtful accounts of $67,783 and $41,402 as of December 31, 2006 and 2005, respectively.

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

EUGENE SCIENCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

The cost of inventories is determined on the first-in first-out method, except for materials-in-transit for which the specific identification method is used. The components of inventory at December 31, 2006 and 2005 were as follows:

	2006	2005

Raw materials	$14,725	$20,305
Finished goods	19,374	40,281

Total	$34,099	$60,586

(l)	Investments

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

EUGENE SCIENCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

Note 3 - Cash and Cash Equivalents

Cash and cash equivalents included a restricted cash of $5,818 and $9,890 as of December 31, 2006 and 2005 respectively, which was pledged as security for future purchases from a vendor.

Note 4 - Due from Related Party

Loans receivable from an affiliate by virtue of common ownership were carried at $1,250,211 and $970,062 as of December 31, 2006 and 2005, respectively. These loans are pledged by marketable securities, and bear interest at 9% and are due on demand. The collectability of these loans appeared uncertain unless the pledged assets are liquidated, and for this reason the loans were adjusted to the realizable value of the assets pledged as of December 31, 2006.

Note 5 - Properties and Equipment

Properties and equipment consisted of the following at December 31:

	2006	2005

Land	$—	$4,463,706
Buildings	852,789	3,418,584
Equipment and vehicles	829,372	4,080,116
Furniture and fixtures	1,091,429	961,876
	2,773,590	12,924,282
Less: accumulated depreciation	(1,604,823)	(3,639,942)

Net property and equipment	$1,168,767	$9,284,340

On March 3, 2006, the Company cancelled a sales agreement entered into in January 2004 to sell the land and buildings. In return, the Company paid the purchaser approximately $2,100,000 representing return of the deposit and a cancellation fee. On the same date, the Company signed a new agreement to sell the land and building to a third party at approximately $11,700,000. The title of the property transferred on April 27, 2006. The gain realized on the sale was approximately $5,504,000. The proceeds from the sale were used to reduce a portion of the loans from Korea Trade Bank.

On August 11, 2006, the Company sold certain machinery and equipment located in the Bucheon facilities for about $1,021,500 realizing a loss of about $189,300.

Depreciation expenses for the years ended December 31, 2006 and 2005 were $526,412 and $704,534, respectively.

EUGENE SCIENCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

Note 6 - Investments

The following is a summary of investments at December 31:

	2006	2005

7.50% equity of a unlisted company	$322,581	$527,521
4.58% equity in a unlisted company	1	1
Other marketable securities	11,269	376

Total	$333,851	$527,898

Fifty three percent (53%) of the 7.5% equity investment with carrying value of $170,968 and $279,586 at December 31, 2006 and 2005, respectively, was pledged as security for a trade payable in the amount of $328,174 and $307,039 at December 31, 2006 and 2005.

Note 7 - Rental Deposits

The Company leases an office space to an unrelated party and received rental deposits of $64,516 and $59,340 as of December 31, 2006 and 2005, respectively.

Note 8 - Loans Payable

Loans payable consisted of the following at December 31:
	2006	2005
Loan payable to Korea Trade Bank with interest at 4.5% to 18%, due on demand, guaranteed by Korea Technology Credit Guarantee Fund and chief executive officer. Principal reduced by $4,000,000 in April 2006.	$3,500,166	$5,882,243
Loan payable to a bank with interest at 4.5% to 18% per annum, paid off in June 30, 2006.	—	1,978,000
Note payable to Kook Min Bank with interest at 19% to 21%, due on demand, guaranteed by Korea Technology Credit Guarantee Fund and chief executive officer. This loan is in default.	1,345,969	1,973,846
Note payable to a customer with interest at 3% due on demand. The note is in default.	2,026,227	—
Note payable to Shin Han Bank with interest at 18% due on demand. The note is in default.	306,047	—
Various notes payable to related party with interest at 9% to 10%, unsecured, and due on demand.	—	256,143
Government loan, non-interest bearing, unsecured, payable on demand.	42,817	362,313

Total notes payable	7,221,226	10,452,545

Less: current portion	(7,198,517)	(10,412,490)

Total long-term debt	$22,709	$40,055

EUGENE SCIENCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

Note 9 - Due to Shareholders and Officers

Due to shareholders and officer consisted of the following at December 31:
	2006	2005

Unsecured short term advance payable to shareholder with interest at 9% per annum, due on demand.	$446,417	$359,555
Unsecured short-term advances payable to corporate officer with interest at 9% per annum, due on demand.	459,538	18,494

Total	$905,955	$378,049

Note 10 - Capital Stock

Total shares authorized:
480,000,000 shares of Common Stock, par value $0.001
20,000,000 shares of Preferred Stock, par value $0.001

Shares issued and outstanding:	Shares	Amount
Common stock
December 31, 2006	40,315,705	$40,316

December 31, 2005	34,375,180	$31,166

Preferred stock - none issued and outstanding	—	$—

EUGENE SCIENCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

Note 10 - Capital Stock, Continued

On March 3, 2005, the Korean subsidiary issued 2,500,000 shares of common stock, representing 8% ownership, for $993,000 to an investor.

On September 30, 2005, in accordance with a Share Exchange Agreement dated September 1, 2005, the Company entered into a reverse-takeover transaction with Eugene Science, Inc. in Korea, whereby 89.5% of the outstanding shares of the Korean subsidiary were exchanged for 304,882,998 shares of the Company. As a result of the transaction, the shareholders of Eugene Science, Inc. in Korea acquired 88.5% of the Company’s voting stock. While the Company is the legal parent, Eugene Science, Inc. in Korea, as a result of the reverse-takeover, became the parent company for accounting purposes.

The financial statements have been retroactively adjusted to reflect the reverse-takeover transaction.

On October 12, 2005, the Company issued 3,500,000 common shares for $350,000.

On January 13, 2006, the company had a reverse stock split whereby one new common share was exchanged for ten common shares. The financial statements have been retroactively restated to reflect the reverse split.

On February 21, 2006, the company issued 1,000,000 shares of common stock for $83,000.

On September 19, 2006, the company issued 390,000 shares of common stock for consulting services provided.

On October 1, 2006, the company issued 1,200,000 shares of common stock for various consulting services provided.

On October 1, 2006, in accordance of 2006 Stock Incentive Plan, the company issued 3,350,000 shares of common stock to employees and directors.

Stock Compensation Plan

The Company has accounted for its stock options and warrants in accordance with SFAS 123(R) "Accounting for Stock - Based Compensation" and SFAS 148 "Accounting for Stock - Based compensation - Transition and Disclosure." Value of options granted has been estimated by the Black Scholes option pricing model. The assumptions are evaluated annually and revised as necessary to reflect market conditions and additional experience. The following weighted-average assumptions were used and a discussion of our methodology for developing each of the assumptions used in the valuation model follows:

2006

Dividend yield	0.00%
Expected volatility	276%
Risk-free interest rate	4.3%
Expected life of the option term (in years)	10
Forfeiture rate	7.0%

EUGENE SCIENCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

Stock Compensation Plan, Continued

Dividend Yield - The Company has not declared or paid dividends in the past and has no plan for dividend payments in the future.

Expected Volatility - Volatility is a measure of the amount by which a financial variable such as a share price has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during a period. The Company uses the historical volatility since its expected volatility because the current business strategy, which is not expected to change materially, is fundamentally consistent with past strategy. The volatility has averaged at 276%.

Risk-Free Interest Rate - This is the U.S. Treasury rate for the week of each stock option grant during the quarter having a term that most closely resembles the expected life of the stock option.

Expected Life of the Stock Option Term - This is the period of time that the stock options granted are expected to remain unexercised. Stock options granted during the fiscal year have a maximum term of ten years. The Company estimates the expected life of the stock option term using a lattice model with inputs regarding estimated exercise behavior that are consistent with actual past behavior for similar stock options.

Forfeiture Rate - This is the estimated percentage of the stock options granted and expected to be forfeited or canceled on an annual basis before becoming fully vested. The Company estimates the forfeiture rate based on past turnover data ranging anywhere from one to three years with further consideration given to the class of employees to whom the options were granted.

In February 2006, the Board of Directors of the Company adopted 2006 Stock Incentive Plan (the “2006 Plan”). Under this Plan, employees and directors of the Company and affiliated company may receive options to purchase common stock. A maximum of 4,000,000 shares have been authorized to be granted under the 2006 Plan.

In May 2006, the Plan granted 3,600,000 stock options for common stock having a $0.01 nominal par value each and exercise price of $0.50 to $1.36. In October 2006, 3,350,000 stock options were exercised, 250,000 options were canceled and no option is outstanding as of December 31, 2006.

The following table summarizes the stock option activity during the years ended December 31:

	Shares	Weighted average price

Outstanding, beginning of year	—	—
Granted	3,600,000	$0.57
Exercised	(3,350,000)	$0.57
Cancelled	(250,000)	—
Outstanding, end of year	—

The Company issued 300,000 stock options to a non-employee during the year ended December 31, 2006. These stock options had a vesting period of 12 months. The fair value of these stock options was recorded as deferred compensation and was amortized over the performance period. Under variable plan accounting, the value of the unvested stock options was re-measured and recognized in operations at each period reporting date until fully vested.

For disclosure requirements set forth above under Statement 123, during the year ended December 31, 2006, the Company recognized about $78,500 of additional stock-based compensation for options vested.

EUGENE SCIENCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

Stock Options of the Korean Subsidiary

The following weighted-average assumptions were used in the valuation model for the stock option of the subsidiary:

	Years ended December 31,
	2006	2005

Dividend yield	0.0%	0.00%
Expected volatility	80%	80%
Risk-free interest rate	4.3%	7.7%
Expected life of the option term (in years)	3	3

In 1999 the Board of Directors of the Korea subsidiary adopted an option plan to allow employees to purchase common stock of the Company.

In October 1999, the share option plan granted 928,350 options for the common stock having a $0.0869 nominal par value each and an exercise price of $0.12. In 2000, 236,240 options were cancelled. In 2005, the balance of the 692,110 options was exercised.

In December 1999, 659,169 options were granted having a $0.0869 nominal par value each and an exercise price of $0.26. In 2005, the balance of the 659,169 options was exercised.

In October 2000, 971,999 options were granted having a $0.0869 nominal par value each and an exercise price of $1.93. 5,087, 162,848, 40,712, 244,272 options were cancelled in 2000, 2001, 2002 and 2003, respectively. As of December 31, 2006, 519,080 options are still outstanding.

In May 2001, 71,246 options were granted having a $0.0869 nominal par value each and an exercise price of $1.93. In 2002, 20,356 options were cancelled. As of December 31, 2006, 50,890 options are still outstanding.

In March 2002, 1,000,000 options were granted having a $0.0869 nominal par value each and exercise price of $1.96. 330,000, 110,000, 100,000 options were cancelled in 2002, 2003, and 2005, respectively. In addition, 31,190 options were granted in 2005. There was also a change in the exercise price to $1.84. As of December 31, 2006, 491,190 options are still outstanding.

In September 2002, 220,000 options were granted having a $0.0869 nominal par value each and an exercise price of $1.96. During 2005, 14,916 options were granted. In addition, the exercise price of the options was reduced to $1.84.

In March 2003, 350,000 options were granted having a $0.0869 nominal par value each and an exercise price of $1.96. In 2003 and 2004, 180,000 and 20,000 stock options were cancelled respectively. During 2005, 10,170 options were granted and the exercise price was reduced to $1.84. As of December 31, 2006, 160,170 stock options are still outstanding.

The options vest gradually over a period of 2 to 3 years from the date of grant. The term of each option does not exceed 7 years from the date of grant. 285,806 and 651,360 options have vested in 2004 and 2005 respectively. However, as the exercise price of the options was substantially higher than the fair market value, the options have no value and no benefits have been recorded since inception of the 2000 plan.

EUGENE SCIENCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

Stock Options of the Korean Subsidiary, Continued

The stock options have not been included in the calculation of the diluted earnings per share as their inclusion would be anti-dilutive.

The following table summarizes the stock option activity during the years ended December 31:

	2006		2005
	Shares	Weighted-Average Excise Price	Shares	Weighted-Average Excise Price

Outstanding, beginning of period	1,456,246	$1.88	2,851,249	$1.12
Granted	—	—	56,276	1.84
Exercised	—	—	(1,351,279)	1.05
Cancelled	—	—	(100,000)	1.88
Outstanding, end of period	1,456,246	$1.88	1,456,246	$1.88

Weighted average remaining contractual life of common stock options	4 years		5 years

Note 11 - Income Taxes

The Company accounts for income taxes pursuant to SFAS No. 109, "Accounting for Income Taxes". This Standard prescribes the use of the liability method whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates. The effects of future changes in tax laws or rates are not anticipated. Corporate income tax rates applicable to the Company in 2006 and 2005 were 16.5% of the first 100 million Korean Won ($84,000) of taxable income and 29.7% on the excess. For the United States operation, the corporate tax rate is approximately 34%. Tax losses from the Korean subsidiary can be carried forward for five years. The U.S. tax losses can be carried forward for fifteen years. The company has accumulated approximately $18,815,000 of taxable losses, which can be used to offset future taxable income. The utilization of the losses expires in years 2006 through 2010.

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

EUGENE SCIENCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

Note 11 - Income Taxes, Continued

The Company has deferred income tax assets as follows:

	2006	2005
Deferred income tax assets:
Research and development expenses amortized over 5 years for tax purposes	$422,410	$207,040
Other timing differences	2,876	10,397
Net operating loss carryforwards	2,919,449	2,453,345
	3,344,735	2,670,782
Valuation allowance for deferred income tax assets	(3,344,735)	(2,670,782)

	$—	$—

The Company provided a valuation allowance equal to the deferred income tax assets because it is not presently more likely than not that they will be realized.

Note 12 - Business Segment Information

Sales and cost of goods sold of the Company’s segments for the years ended December 31, 2006 and 2005 were as follows:

	2006	2005
Sales:
Manufacturing	$354,810	$419,837
Merchandise	314,519	466,601
	$669,329	$886,438

Cost of Sales:
Manufacturing	$225,761	$366,799
Merchandise	234,199	369,670
	$459,960	$736,469

Note 13 - Major Customers

In 2006, the Company had two major customers which accounted for 49% of the total revenue, of which one single customer accounted for 41%. In 2005, sales to two of the major customers accounted for 40% of the total revenue.

EUGENE SCIENCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

Note 14 - Related Party Transactions

Significant transactions with companies related or affiliates by common control for the years ended and as of December 31, 2006 and 2005 are summarized as follows:

	Sales	Net rental/ Interest income	Purchases	Accounts Receivable	Prepaid Assets	Accounts Payable	Rental Deposit
Company related by common control
2006	$48,297	$337,186	$244,048	$71,301	$—	$250,370	$—
2005	$119,919	$533,935	$370,616	$—	$54,271	$279,706	$98,900

Companies affiliated by common control
2006	$198	$1,415	$—	$1,597	$—	$—	$—
2005	$31,215	$1,759	$79,508	$2,758	$—	$120,734	$—

These transactions were in the normal course of business and recorded at an exchange value established and agreed upon by the above mentioned parties, which approximates fair market value.

Exhibit Index

Exhibit Number	Description
2.1
Exchange Agreement by and among Ezcomm Enterprises, Inc., Eugene Science (Korea) and certain stockholders of Eugene Science (Korea), dated September 1, 2005 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on September 7, 2005).

2.2	Amendment No. 1 to Exchange Agreement (incorporated by reference to Exhibit 2.2 to our Current Report on Form 8-K filed with the Commission on October 6, 2005).

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.11 to our Registration Statement on Form 10-SB filed with the Commission on February 20, 2004).

3.2	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.12 to our Registration Statement on Form 10-SB filed with the Commission on February 20, 2004).

3.3	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to our Current Report on Form 8-K filed with the Commission on October 6, 2005).

3.4	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit A to our Information Statement on Schedule 14C filed with the Commission on December 1, 2005).

3.5	Bylaws (incorporated by reference to Exhibit 3.2 to our Registration Statement on Form 10-SB filed with the Commission with the Commission on February 20, 2004).

4.1
Warrant to Purchase Common Stock of Eugene Science, Inc., dated September 30, 2005, issued to WestPark Capital, Inc. (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the Commission on October 6, 2005).

10.1
Agreement of Property Sales Contract between Eugene Science (Korea) and Wando Seafood Distributions, Co., Ltd., dated January 16, 2004 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on October 6, 2005).

10.2
Memorandum of Understanding between Korea Ginseng Corp. and Eugene Science (Korea), dated March 12, 2004 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the Commission on October 6, 2005).

10.3
Agreement of Product Supply between Amway Korea, Ltd. and Eugene Science (Korea), dated November 11, 2004 (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the Commission on October 6, 2005).

10.4
Strategic Alliance Agreement between Archer Daniels Midland Company and Eugene Science (Korea), dated April 8, 2004 (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed with the Commission on October 6, 2005).

10.5
Distribution Agreement by and between Toong Yeuan Enterprise Co., Ltd. and Eugene Science (Korea), dated February 18, 2003 (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed with the Commission on October 6, 2005).

10.6
Distribution Agreement by and between Hokuyo Koeki Co., Ltd. and Eugene Science (Korea), dated May 21, 2002 (incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed with the Commission on October 6, 2005).

10.7
License Agreement between Nutra Nano Tech, Inc. and Eugene Science (Korea), dated May 20, 2005 (incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K filed with the Commission on October 6, 2005).

10.8
Marketing Agreement between Hokuyo Koeki Co., Ltd. and Eugene Science (Korea), dated March 8, 2001 (incorporated by reference to Exhibit 10.8 to our Current Report on Form 8-K filed with the Commission on October 6, 2005).

10.9
Material Transfer Agreement between Archer Daniels Midland Company and Eugene Science (Korea), dated November 19, 2001 (incorporated by reference to Exhibit 10.9 to our Current Report on Form 8-K filed with the Commission on October 6, 2005).

10.10
Investment Agreement by and between Hokuyo Koeki Co., Ltd. and Eugene Science (Korea), dated March 21, 2002 (incorporated by reference to Exhibit 10.10 to our Current Report on Form 8-K filed with the Commission on October 6, 2005).

10.11
Share Subscription Agreement by and between Telos, LLC and Eugene Science (Korea), dated January 19, 2005 (incorporated by reference to Exhibit 10.11 to our Current Report on Form 8-K filed with the Commission on October 6, 2005).

10.12
Amendment to Subscription Agreement by and between Telos, LLC and Eugene Science (Korea), dated February 2, 2005 (incorporated by reference to Exhibit 10.12 to our Current Report on Form 8-K filed with the Commission on October 6, 2005).

Exhibit Number	Description
10.13
Lease Agreement by and between Bestian Partners Co., Ltd. and Eugene Science (Korea), dated June 24, 2005 (incorporated by reference to Exhibit 10.14 to our Current Report on Form 8-K filed with the Commission on October 6, 2005).

10.14
Employment Agreement between Eugene Science (Korea) and Jae Hong Yoo, dated July 28, 2002 (incorporated by reference to Exhibit 10.15 to our Current Report on Form 8-K filed with the Commission on October 6, 2005).*

10.15
Employment Agreement between Eugene Science (Korea) and Se Cheon Ahn, dated January 4, 2003 (incorporated by reference to Exhibit 10.16 to our Current Report on Form 8-K filed with the Commission on October 6, 2005).*

10.16
Employment Agreement between Eugene Science (Korea) and Tae Hwan Lee, dated January 7, 2001 (incorporated by reference to Exhibit 10.17 to our Current Report on Form 8-K filed with the Commission on October 6, 2005).*

10.17	Distribution Agreement between Eugene Science (Korea) and Ceragem International, Inc., dated September 27, 2006.

10.18	Commissioned Production and Resource Supply Agreement between Eugene Sciene (Korea) and RexGene Biotech Co., Ltd., dated January 3, 2007.

14.1	Code of Conduct and Ethics (incorporated by reference to Exhibit 14.1 to our Annual Report on Form 10-KSB filed with the Commission on April 17, 2006).

21.1	List of Subsidiaries.

24.1	Power of Attorney (included on signature page hereto).

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

* These exhibits are identified as management contracts or compensatory plans or arrangements pursuant to Item 13 of Form 10-KSB.