Form 10KSB/A
period 2006-12-31
EUGENE SCIENCE
filed 2007-04-23
CIK 1107685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
Amendment No. 1

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________________ TO __________________

Commission file number 000-50601

EUGENE SCIENCE, INC.
(Name of small business issuer in its charter)

Delaware	33-0827004
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

The number of outstanding shares of the issuer’s common stock as of March 31, 2007 was 40,315,705.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

TABLE OF CONTENTS

	Explanatory Note	3

	PART II
Item 8:	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure	4

	PART III
Item 13:	Exhibits	5

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-KSB of Eugene Science, Inc. (“Eugene Science,” “we,” “our,” or “us”) for the fiscal year ended December 31, 2006, which was originally filed with the Securities and Exchange Commission on April 17, 2007, is being filed solely (i) to amend the disclosure in Item 8 of the Annual Report on Form 10-KSB regarding our change in independent accountants during our 2006 fiscal year and (ii) to file the letter from SF Partnership LLP, our former independent accountants, regarding the disclosure in Item 8 as Exhibit 16.1. This Amendment No. 1 does not reflect events occurring after April 17, 2007, the date of the filing of our original Annual Report on Form 10-KSB, or modify or update those disclosures that may have been affected by subsequent events.

PART II

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

SF Partnership's report on our financial statements for the fiscal years ended December 31, 2005 and 2004 contained an explanatory paragraph indicating that there was substantial doubt as to our ability to continue as a going concern. Other than such statement, no report of SF Partnership on our financial statements for either of the past two years contained an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles. In addition, from January 1, 2005 through the date of this Annual Report on Form 10-KSB, SF Partnership did not advise us with respect to any of the matters described in Item 304(a)(1)(iv) of Regulation S-B.

We provided SF Partnership with a copy of this disclosure and requested SF Partnership to furnish us with a letter addressed to the Commission stating whether SF Partnership agrees with the statements that we have made in this Annual Report on Form 10-KSB. A copy of SF Partnership’s letter is attached to this Annual Report on Form 10-KSB as Exhibit 16.1.

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

PART III

Item 13. Exhibits.

Exhibit Number	Description
16.1
Letter dated April 23, 2007 from SF Partnership LLP to the Securities and Exchange Commission (incorporated by reference to Exhibit 16.1 to Eugene Science Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 23, 2007).

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

EUGENE SCIENCE, INC.

By:	/s/ Seung Kwon Noh
Seung Kwon Noh President and Chief Executive Officer (Principal Executive Officer)

Date: April 23, 2007

Exhibit Index

Exhibit Number	Description
16.1
Letter dated April 23, 2007 from SF Partnership LLP to the Securities and Exchange Commission (incorporated by reference to Exhibit 16.1 to Eugene Science Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 23, 2007).

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