Form 10QSB
period 2007-03-31
EUGENE SCIENCE
filed 2007-05-21
CIK 1107685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q (SB)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD EENDED MARCH 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO __________________

Commission file number 000-50601

EUGENE SCIENCE, INC.
(Name of small business issuer as specified in its charter)

Delaware	33-0827004
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8TH FLOOR, LG PALACE BUILDING, 165-8 DONGGYO-DONG, MAPO-GU, SEOUL, KOREA
(Address of principal executive offices)

Issuer’s telephone number: 82-2-338-6284

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

The number of outstanding shares of the issuer’s common stock as of May 18, 2007 was 40,315,705.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EUGENE SCIENCE, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

MARCH 31, 2007 AND 2006

EUGENE SCIENCE, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
March 31, 2007 and 2006

	2007	2006

ASSETS

Current assets:
Cash and cash equivalents (Note 3)	$29,092	$23,834
Accounts receivable (Notes 2 and 14)	69,738	45,544
Inventories (Note 2)	15,175	111,365
Due from related parties (Note 4)	—	1,179,189
Receivable from unsettled contract	771,149	—
Prepaid expenses and other current assets	108,829	108,734

Total current assets	993,983	1,468,666

Property and equipment (Note 5)	1,130,434	9,499,945

Other assets:
Investments (Note 6)	405	441,381
Intangible assets (Note 2)	176,059	183,271
Deposits	85,434	102,825

Total other assets	261,898	727,477

Total assets	$2,386,315	$11,696,088

EUGENE SCIENCE, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
March 31, 2007 and 2006

	2007	2006
LIABILITIES AND STOCKHOLDER’S DEFICIENCY

Current liabilities:
Accounts payable and accrued expenses (Note 4)	$7,974,479	$9,274,128
Rental deposits (Note 7)	63,755	164,520
Loan payable, current portion (Note 8)	7,112,750	10,976,109
Due to related company	—	19,228
Due to shareholders and officers (Note 9)	706,875	518,664

Total current liabilities	15,857,859	20,952,649

Long-term liabilities:
Accrued pension payable and other liabilities	679,912	573,918
Deposits from customers	145,251	1,504,844
Long-term debt, net of current portion (Note 8)	22,440	41,644

Long-term liabilities	847,603	2,120,406

Total liabilities	16,705,462	23,073,055

Stockholders’ deficiency:
Common stock (Note 10)	40,316	31,166
Additional paid-in-capital	16,579,251	16,418,734
Accumulated other comprehensive loss	(2,128,228)	(2,255,671)
Accumulated deficit	(28,810,486)	(25,571,196)

Total stockholders’ deficiency	(14,319,147)	(11,376,967)

Total liabilities and stockholders’ deficiency	$2,386,315	$11,696,088

EUGENE SCIENCE, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
For The Three Months Ended March 31, 2007 and 2006

	2007	2006

Net sales (Note 12)	$154,767	$122,443

Cost of goods sold (Note 12)	37,740	83,500

Gross profits	117,027	38,943

Operating expenses	408,754	679,363

Operating loss	(291,727)	(640,420)

Other income (expenses):
Loss from sale of assets	(275)	—
Net rental income (expense)	(7,120)	36,964
Miscellaneous expense	(2,982)	—
Net interest expense	(295,375)	(486,144)
Loss from sale of investment securities (Note 6)	(476,914)	—
Allowance for related party loans (Note 4)	(1,356,179)	(108,894)

Net other expenses	(2,138,845)	(558,074)

Net loss	$(2,430,572)	$(1,198,494)

Basic loss per share	$(0.06)	$(0.04)

Weighted average number of shares (Note 10)	40,315,705	31,165,975

EUGENE SCIENCE, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Deficit
For The Three Months Ended March 31, 2007 and 2006

			Paid in	Accumulated
			Capital in	Other
	Common Stock		Excess of	Comprehensive	Accumulated
	Shares	Amount	Par value	Income (loss)	Deficit	Total

Balance, January 1, 2006 (Note 10)	31,165,975	$31,166	$16,418,734	$(1,777,866)	$(24,372,702)	$(9,700,668)

Unrealized loss on available for sale securities	—	—	—	(107,113)	—	(107,113)

Foreign currency translation adjustment	—	—	—	(370,692)	—	(370,692)

Net loss	—	—	—	—	(1,198,494)	(1,198,494)

Balance, March 31, 2006	31,165,975	$31,166	$16,418,734	$(2,255,671)	$(25,571,196)	$(11,376,967)

Balance, January 1, 2007 (Note 10)	40,315,705	$40,316	$16,579,251	$(3,218,465)	$(26,379,914)	$(12,978,812)

Foreign currency translation adjustment	—	—	—	1,090,237	—	1,090,237

Net loss	—	—	—	—	(2,430,572)	(2,430,572)

Balance, March 31, 2007	40,315,705	$40,316	$16,579,251	$(2,128,228)	$(28,810,486)	$(14,319,147)

EUGENE SCIENCE, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For The Three Months Ended March 31, 2007 and 2006

	2007	2006
Cash flows from operating activities:
Net loss	$(2,430,572)	$(1,198,494)
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	28,668	167,932
Provision for loss on uncollectable related party loans	1,356,179	108,894
Loss on investment	476,914	--
(Increase) decrease in assets:
Accounts receivable	7,326	49,425
Inventory	18,924	(50,779)
Prepaid expenses and other assets	73,080	(29,545)
Increase (decrease) in liabilities:
Accounts payable	(176,969)	769,437
Accrued pension payable	86,931	96,484
Rental deposits	—	6,280
Cash used in operating activities	(559,519)	(80,366)

Cash flows from investing activities:
Investment in securities	(133,803)	—
Deposits	(3,000)	—
Intangible assets	12,122	(3,942)
Cash used in investing activities	(124,681)	(3,942)

Cash flows from financing activities:
Net advances from (to) shareholder and officers	(199,080)	159,109
Net advance to related party	(105,968)	(296,849)
Net deposits from (to) customers	(172,247)	57,442
Proceeds receivable from sale of assets	1,261,433	—
Loans payable	(86,036)	164,139
Cash provided by financing activities	698,102	83,841

Foreign exchange on cash and cash equivalents	341	945
Net increase in cash and cash equivalents	14,243	478
Cash and cash equivalent - beginning of period	14,849	23,356

Cash and cash Equivalent - end of period	$29,092	$23,834

Supplemental Information:
Cash paid during the year for:
Interest paid	$—	$87,262

EUGENE SCIENCE, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For The Three Months Ended March 31, 2007 and 2006

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

The Company’s financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced recurring losses since 2000 and has negative cash flows from operations. The Company’s net losses were $2,430,572 and $1,198,494 for the years ended March 31, 2007 and 2006, respectively, and working capital deficiency were $14,863,876 and $19,254,357, as of March 31, 2007 and 2006, respectively. These factors raise substantial doubt as to the Company’s ability to continue as a going concern.

The Company’s ability to continue as a going concern is also contingent upon its ability to secure additional financing, initiating sale of its product and attaining profitable operations.

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
March 31, 2007 and 2006

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

Preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and related notes to financial statements. These estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future. Actual results may ultimately differ from estimates, although management does not believe such changes will materially affect the financial statements in any individual year.

(d)	Revenue Recognition

The Company generates revenues from sales of manufactured goods and merchandise, as well as rental of the company’s buildings.

Revenue from product sales is recognized, in accordance with Staff Accounting Bulletin No. 101 “Revenue Recognition in Financial Statements” (“SAB No. 101”), when delivery has occurred provided there is persuasive evidence of an agreement, the fee is fixed or determinable and collection of the related receivable is probable.

The Company retains substantially all of the benefits and risks of ownership of its income properties and therefore accounts for leases with its tenants as operating leases.

EUGENE SCIENCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2007 and 2006

(e)	Government Grants

Government grants are recognized as income over the periods necessary to match them with the related costs that they are intended to compensate.

(f)	Currency Translation

The Company’s functional currency is Korean Won. Adjustments occurring in translating the currency into U.S. dollars at the balance sheet date are recorded as a component of other comprehensive income (loss).

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

An allowance for doubtful accounts is computed based on the Company’s historical experience and management’s analysis of possible bad debts. Accounts receivable are shown net of allowance for doubtful accounts of $66,984 and $26,503 as of March 31, 2007 and 2006, respectively.

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

EUGENE SCIENCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2007 and 2006

The cost of inventories is determined on the first-in first-out method, except for materials-in-transit for which the specific identification method is used. The components of inventory at March 31, 2007 and 2006 were as follows:

	2007	2006

Raw materials	$—	$42,738
Finished goods	15,175	68,627

Total	$15,175	$111,365

(l)	Investments

Investments in available-for-sale securities are being recorded in accordance with FAS-115 “Accounting for Certain Investments in Debt and Equity Securities”. Equity securities that are not held principally for the purpose of selling in the near term are reported at fair market value with unrealized holding gains and losses excluded from earnings and reported as a separate component of stockholders’ equity.

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), which replaces Accounting Principles Board (“APB”) Opinion No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements An Amendment of APB Opinion No. 28”. SFAS No. 154 provides guidance on the accounting for and reporting of changes in accounting principles and error corrections. SFAS No. 154 requires retrospective application to prior period financial statements of voluntary changes in accounting principle and changes required by new accounting standards when the standard does not include specific transition provisions, unless it is impracticable to do so. SFAS No. 154 also requires certain disclosures for restatements due to correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, and is required to be adopted by the Company as of January 1, 2006. The impact that the adoption of SFAS No. 154 will have on the Company’s results of operations and financial condition will depend on the nature of future accounting changes adopted by the Company and the nature of transitional guidance provided in future accounting pronouncements.

EUGENE SCIENCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2007 and 2006

Note 3 - Cash and Cash Equivalents

Cash and cash equivalents included a restricted cash of $9,177 and $10,283 as of March 31, 2007 and 2006 respectively, which was pledged as security for future purchases from a vendor.

Note 4 - Due from Related Party

Loans receivable from an affiliate by virtue of common ownership were carried at $- and $1,179,189 as of March 31, 2007 and 2006, respectively. These loans are pledged by marketable securities, and bear interest at 9% and are due on demand. As of March 31, 2007, the Company determined that the collectability of these loans is remote due to the leveraged financial condition of the affiliate and increased a loss reserve by the entire loan amount.

Note 5 - Properties and Equipment

Properties and equipment consisted of the following at March 31:

	2007	2006

Land	$—	$4,640,855
Buildings	896,837	3,554,256
Equipment and vehicles	772,519	4,242,042
Furniture and fixtures	1,078,559	1,000,049
	2,747,915	13,437,202
Less: accumulated depreciation	(1,617,481)	(3,937,257)

Net property and equipment	$1,130,434	$9,499,945

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

Depreciation expenses for the years ended March 31, 2007 and 2006 were $28,668 and $61,577, respectively.

EUGENE SCIENCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2007 and 2006

Note 6 - Investments

The following is a summary of investments at March 31:

	2007	2006

7.50% equity of a unlisted company	$—	$440,989
4.58% equity in a unlisted company	—	1
Other marketable securities	405	391

Total	$405	$441,381

During the three months ended March 31, 2007, the Company sold the investments in the equity securities and recognized a loss of $479,345.

Note 7 - Rental Deposits

In January 2007, the Company began to occupy an office space that was previously leased to an unrelated party and has an outstanding rental deposit of $63,755 as of March 31, 2007.

Note 8 - Loans Payable

Loans payable consisted of the following at March 31:

	2007	2006
Loan payable to Korea Trade Bank with interest at 4.5% to 18%, due on demand, guaranteed by Korea Technology Credit Guarantee Fund and chief executive officer. Principal reduced by $4,000,000 in April 2006.	$3,458,891	$6,114,757
Loan payable to a bank with interest at 4.5% to 18% per annum, paid off in June 30, 2006.	—	2,052,181
Note payable to Kook Min Bank with interest at 19% to 21%, due on demand, guaranteed by Korea Technology Credit Guarantee Fund and chief executive officer. This loan is in default.	1,330,097	2,056,500
Note payable to a customer with interest at 3% due on demand. The note is in default.	2,001,455	—
Note payable to Shin Han Bank with interest at 18% due on demand. The note is in default.	302,437	—
Various notes payable to related party with interest at 9% to 10%, unsecured, and due on demand.	—	429,962

EUGENE SCIENCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2007 and 2006

Note 8 - Loans Payable, Continued

Government loan, non-interest bearing, unsecured, payable on demand.	42,310	364,353

Total notes payable	7,135,190	11,017,753

Less: current portion	(7,112,750)	(10,976,109)

Total long-term debt	$22,440	$41,644

Note 9 - Due to Shareholders and Officers

Due to shareholders and officer consisted of the following at March 31:
	2007	2006
Unsecured short term advance payable to shareholder with interest at 9% per annum, due on demand.	$47,817	$—
Unsecured short-term advances payable to corporate officer with interest at 9% per annum, due on demand.	659,058	518,664

Total	$708,882	$518,664

Note 10 - Capital Stock

Total shares authorized:
480,000,000 shares of Common Stock, par value $0.001
20,000,000 shares of Preferred Stock, par value $0.001

Shares issued and outstanding:	Shares	Amount
Common stock
March 31, 2007	40,315,705	$40,316

March 31, 2006	31,165,975	$31,166

Preferred stock - none issued and outstanding	—	$—

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

EUGENE SCIENCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2007 and 2006

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

Stock Compensation Plan

The Company has accounted for its stock options and warrants in accordance with SFAS 123(R) “Accounting for Stock - Based Compensation” and SFAS 148 “Accounting for Stock - Based compensation - Transition and Disclosure.” Value of options granted has been estimated by the Black Scholes option pricing model. The assumptions are evaluated annually and revised as necessary to reflect market conditions and additional experience. The following weighted-average assumptions were used and a discussion of our methodology for developing each of the assumptions used in the valuation model follows:

2007

Dividend yield	0.00%
Expected volatility	80%
Risk-free interest rate	4.3%
Expected life of the option term (in years)	10
Forfeiture rate	7.0%

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

EUGENE SCIENCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2007 and 2006

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

No option is outstanding as of March 31, 2007 and for disclosure requirements set forth above under Statement 123, during the period ended March 31, 2007, the Company recognized no additional stock-based compensation for options vested.

Stock Options of the Korean Subsidiary

The following weighted-average assumptions were used in the valuation model for the stock option of the subsidiary:

	Period ended March 31,
	2007	2006

Dividend yield	0.0%	0.00%
Expected volatility	80%	80%
Risk-free interest rate	4.3%	7.7%
Expected life of the option term (in years)	3	4

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

EUGENE SCIENCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2007 and 2006

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

The stock options have not been included in the calculation of the diluted earnings per share as their inclusion would be anti-dilutive.

The following table summarizes the stock option activity during the periods ended March 31:

	2007		2006
	Shares	Weighted-Average Excise Price	Shares	Weighted-Average Excise Price

Outstanding, beginning of period	1,456,246	$1.88	1,456,246	$1.12
Granted	—	—	—	—
Exercised	—	—	—	—
Cancelled	—	—	—	—
Outstanding, end of period	1,456,246	$1.88	1,456,246	$1.88

Weighted average remaining contractual life of common stock options	3 years		4 years

Note 11 - Income Taxes

The Company accounts for income taxes pursuant to SFAS No. 109, “Accounting for Income Taxes”. This Standard prescribes the use of the liability method whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates. The effects of future changes in tax laws or rates are not anticipated. Corporate income tax rates applicable to the Company in 2007 and 2006 were 16.5% of the first 100 million Korean Won ($84,000) of taxable income and 29.7% on the excess. For the United States operation, the corporate tax rate is approximately 34%. Tax losses from the Korean subsidiary can be carried forward for five years. The U.S. tax losses can be carried forward for fifteen years. The company has accumulated approximately $20,561,000 of taxable losses, which can be used to offset future taxable income. The utilization of the losses expires in years 2007 through 2010.

EUGENE SCIENCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2007 and 2006

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

The Company has deferred income tax assets as follows:

	2007	2006
Deferred income tax assets:
Research and development expenses amortized over 5 years for tax purposes	$150,722	$207,040
Other timing differences	2,876	10,397
Net operating loss carryforwards	3,392,570	2,633,129
	3,546,168	2,850,566
Valuation allowance for deferred income tax assets	(3,546,168)	(2,850,566)

	$—	$—

The Company provided a valuation allowance equal to the deferred income tax assets because it is not presently more likely than not that they will be realized.

Note 12 - Business Segment Information

Sales and cost of goods sold of the Company’s segments for the periods ended March 31, 2007 and 2006 were as follows:

	2007	2006
Sales:
Manufacturing	$57,941	$102,458
Merchandise	96,826	19,985
	$154,767	$122,443

Cost of Sales:
Manufacturing	$18,638	$67,564
Merchandise	19,102	15,936
	$37,740	$83,500

Note 13 - Major Customers

In 2007, the Company had two major customers which accounted for 96% of the total revenue, of which one single customer accounted for 60%. In 2006, sales to three major customers accounted for 85% of the total revenue.

EUGENE SCIENCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2007 and 2006

Note 14 - Related Party Transactions

Significant transactions with companies related or affiliates by common control for the periods ended and as of March 31, 2007 and 2006 are summarized as follows:

	Sales	Net rental/ Interest income	Purchases	Accounts Receivable	Prepaid Assets	Accounts Payable	Rental Deposit

Company related by common control
2007	$49,085	$—	$—	$—	$—	$247,417	$63,755
2006	$6,067	$93,056	$15,890	$—	$74,019	$301,302	$102,825

Companies affiliated by common control
2007	$201	$1,582	$—	$4,542	$—	$73,179	$—
2006	$655	$461	$20,800	$679	$—	$107,888	$—

These transactions were in the normal course of business and recorded at an exchange value established and agreed upon by the above mentioned parties, which approximates fair market value.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that concern matters that involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Discussions containing forward-looking statements may be found in the material set forth under “Management’s Discussion and Analysis or Plan of Operation” and in other sections of this Quarterly Report on Form 10-QSB. Words such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue” or similar words are intended to identify forward-looking statements, although not all forward-looking statements contain these words. Although we believe that our opinions and expectations reflected in the forward-looking statements are reasonable as of the date of this Quarterly Report on Form 10-QSB, we cannot guarantee future results, levels of activity, performance or achievements, and our actual results may differ substantially from the views and expectations set forth in this Quarterly Report on Form 10-QSB. We expressly disclaim any intent or obligation to update any forward-looking statements after the date hereof to conform such statements to actual results or to changes in our opinions or expectations. Readers are urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including, without limitation, the audited financial statements and the notes thereto and disclosures made under the captions “Management’s Discussion and Analysis or Plan of Operation,” “Consolidated Financial Statements” and “Notes to Consolidated Financial Statements” included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006.

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

Results of Operations

Revenue

Comparison of the Three Months Ended March 31, 2007 and 2006

Our total revenue increased 26%, or $32,324, to $154,767 for the three months ended March 31, 2007 as compared to $122,443 for the three months ended March 31, 2006. The increase in total revenue for the three months ended March 31, 2007 was primarily attributable to an increase in sales of our cooking oil products to Amway Korea.

We anticipate that sales of our products during our 2007 fiscal year will continue to increase as a result of our ability to make health claims with respect to our CZ-series additives and CholZero-branded products in South Korea and as a result of the United States Food and Drug Administration’s, or FDA’s, approval of our "Generally Recognized as Safe" application for our CZ-S additive on January 13, 2006. We engaged Archer Daniels Midland Company, or ADM, as our exclusive distributor of CZ-series additives in North America and Europe and authorized ADM to manage our FDA approval process in the United States. Following the approval of our GRAS application, ADM ordered one ton of our CZ-S additive for testing and marketing. We are currently producing the required quantities of our CZ-S additive at our laboratory facility in Seoul, Korea.

Comparison of the Three Months Ended March 31, 2006 and 2005

Our total revenue decreased 240%, or $293,789, to $122,443 for the three months ended March 31, 2006 as compared to $416,232 for the three months ended March 31, 2005. The decrease in total revenue for the three months ended March 31, 2006 was primarily attributable to poor progress in our sales and delays in the launch of our products.

Cost of Sales

Comparison of the Three Months Ended March 31, 2007 and 2006

Cost of sales decreased 55%, or $45,760, to $37,740 for the three months ended March 31, 2007 as compared to $83,500 for the three months ended March 31, 2006. The decrease in cost of sales was primarily attributable to sales of products produced during prior fiscal years. Our gross margin for the three months ended March 31, 2007 was approximately 75% of our revenue as compared to a gross margin of approximately 32% of our revenue for the three months ended March 31, 2006. The change in our gross margin for the three months ended March 31, 2007 was primarily attributable to an increase in sales of our cooking oil products to Amway Korea.

Comparison of the Three Months Ended March 31, 2006 and 2005

Cost of sales decreased 346%, or $289,083, to $83,500 for the three months ended March 31, 2006 as compared to $372,593 for the three months ended March 31, 2005. Our gross margin for the three months ended March 31, 2006 was approximately 32% of our revenue as compared to a gross margin of approximately 10% of our revenue for the three months ended March 31, 2005. The change in our gross margin for the three months ended March 31, 2006 was primarily attributable to increased sales of our CholZero capsules.

Operating Expenses

Comparison of the Three Months Ended March 31, 2007 and 2006

Our operating expenses decreased 40%, or $270,609, to $408,754 for the three months ended March 31, 2007 as compared to $679,363 for the three months ended March 31, 2006. Our operating expenses decreased for the three months ended March 31, 2007 due primarily to a reduction in depreciation and retirement allowances and the sale of equipment and property.

Comparison of the Three Months Ended March 31, 2006 and 2005

Our operating expenses decreased 5%, or $31,407, to $679,363 for the three months ended March 31, 2006 as compared to $710,770 for the three months ended March 31, 2005. Our operating expenses decreased for the three months ended March 31, 2006 due to decreases in our research and development and travel expenses.

Other Income (Expense)

Comparison of the Three Months Ended March 31, 2007 and 2006

Other income (expense) primarily represents an allowance for related party loans, loss from sale of investment securities and interest expense. Other expense increased 283%, or $1,580,771, to $2,138,845 for the three months ended March 31, 2007 as compared to other expense of $558,074 for the three months ended March 31, 2006. The increase in other expense for the three months ended March 31, 2007 was primarily attributable to an increase in the loss reserve for loans to a related party resulting from a determination that the collectability of these loans is remote due to the leveraged financial condition of the related party and to a loss from the sale of investment securities. All of our bank loans were in default as of March 31, 2007. The interest rate on such loans ranges from 15% to 18%. We are currently in negotiations with our lenders to settle our outstanding debts, and we intend to enter into settlement agreements with such lenders during the second quarter of our 2007 fiscal year.

Comparison of the Three Months Ended March 31, 2006 and 2005

Other expense increased 100%, or $279,056, to $558,074 for the three months ended March 31, 2007 as compared to other expense of $279,018 for the three months ended March 31, 2006. The increase in other expense for the three months ended March 31, 2007 was primarily attributable to an increase in interest due on loans in default.

Liquidity and Capital Resources

Comparison of the Three Months Ended March 31, 2007 and 2006

As of March 31, 2007, we had cash and cash equivalents of approximately $29,092 and negative working capital of approximately $15,828,767. As of March 31, 2006, we had cash and cash equivalents of approximately $23,834 and negative working capital of approximately $19,381,158. The increase in our cash and working capital during the three months ended March 31, 2007 was primarily attributable to our partial repayment of outstanding loans from the Industrial Bank of Korea, or IBK, and Wando Fisheries Co. Ltd.

We currently satisfy our working capital requirements primarily through cash flows generated from operations, bank loans and sales of equity and debt securities. For the three months ended March 31, 2007, we had a net increase in cash of approximately $14,243 as compared with a net increase in cash of approximately $478 for the three months ended March 31, 2006.

Cash Used In Operating Activities

Cash used in operating activities increased $479,153 to $559,519 for the three months ended March 31, 2007 as compared to $80,366 for the three months ended March 31, 2006. The increase in cash used in operating activities for the three months ended March 31, 2007 was primarily attributable to an increase in the provision for loss on uncollectible loans to a related party and a loss sustained on the sale of investment securities as well as a decrease in accounts payable.

Cash Used In Investing Activities

Cash used in investing activities increased $120,739 to $124,681 for the three months ended March 31, 2007 as compared to $3,942 for the three months ended March 31, 2006. The increase in cash used in investing activities for the three months ended March 31, 2007 was primarily attributable to a loss sustained on the sale of investment securities.

Cash Provided by Financing Activities

Cash provided by financing activities increased $641,261 to $698,102 for the three months ended March 31, 2007 as compared to $83,841 for the three months ended March 31, 2006. The increase in cash provided by financing activities for the three months ended March 31, 2007 was primarily attributable to proceeds receivable from the sale of property and equipment.

Comparison of the Three Months Ended March 31, 2006 and 2005

As of March 31, 2006, we had cash and cash equivalents of approximately $23,834 and negative working capital of approximately $19,381,158. As of March 31, 2005, we had cash and cash equivalents of approximately $36,681 and negative working capital of approximately $12,515,851. The decrease in our cash and working capital during the three months ended March 31, 2006 was due primarily to poor progress in our sales activities and an accompanying decrease in our total sales.

We currently satisfy our working capital requirements primarily through cash flows generated from operations, bank loans and sales of equity and debt securities. For the three months ended March 31, 2006, we had a net increase in cash of approximately $478, as compared with a net increase in cash of approximately $36,681 for the three months ended March 31, 2005.

Cash Used In Operating Activities

Cash used in operating activities decreased $51,143 to $80,366 for the three months ended March 31, 2006 as compared to $131,509 for the three months ended March 31, 2005. The decrease in cash used in financing activities for the three months ended March 31, 2006 resulted primarily from an increase in accounts payable, due to a related decrease in accounts receivable from our related companies, and an aggravation of our cash flow.

Cash Used in Investing Activities

Cash used in investing activities increased $3,942 to $3,942 for the three months ended March 31, 2006 as compared to zero dollars for the three months ended March 31, 2006. The increase in cash used in investing activities for the three months ended March 31, 2007 was primarily attributable to an increase in intangible assets.

Cash Provided By Financing Activities

Cash provided by financing activities decreased $64,091 to $83,841 for the three months ended March 31, 2006 as compared to $147,932 for the three months ended March 31, 2005. The decrease in cash provided by financing activities for the three months ended March 31, 2006 was primarily attributable to a decrease in advances from a related party and an issuance of common stock in the quarter ended March 31, 2005 which did not occur in the quarter ended March 31, 2006.

Bank Loans

Since 1999, we have borrowed an aggregate principal amount of $3,889,259 from IBK. These loans bear interest at rates of 4.5% to 18% per annum and are due and payable on demand. A portion of these loans was secured by our real property located in Bucheon, Korea. Loans in the aggregate principal amount of $1,301,919 were guaranteed by the Korea Technology Credit Guarantee Fund, or KOTEC, a fund operated by the Korean government. During the first half of the 2006 fiscal year, we used the proceeds from the sale of our real property in Bucheon, Korea to repay all of the outstanding principal and a portion of the accrued and unpaid interest owed under the loans from IBK. During the second half of the 2006 fiscal year, we did not pay IBK any accrued and unpaid interest owed under these loans. At March 31, 2007, the accrued and unpaid interest owed by us to IBK under these loans was approximately $1,136,526.

In December 2004, we obtained a short-term loan from the National Agricultural Cooperative Federation, or the NACF, in the principal amount of $1,946,105. This loan has an interest rate of 4.6% per annum and was due on December 22, 2005. This loan is guaranteed by KOTEC. At March 31, 2007, the loan had not been repaid to NACF and the aggregate outstanding principal balance and accrued and unpaid interest on such loan was approximately $1,367,529.

In September 2002, we obtained a short-term loan from ChoHeung Bank in the principal amount of $278,805. This loan has an interest rate of 9.5%, was due on August 1, 2004 and is personally guaranteed by Mr. Noh, our president, chief executive officer, chairman of the board and principal stockholder. At March 31, 2007, the aggregate principal balance and accrued and unpaid interest on such loan was approximately $423,720. In each of July 2001 and December 2002, we entered into loan arrangements with Kookmin Bank. Each loan has a principal amount of $1,000,000, is unsecured and bears interest at the rate of 6.22% or 11.22% per annum, respectively. Both loans were due and payable on November 15, 2004. At March 31, 2007, the aggregate principal balance and accrued and unpaid interest on such loans was approximately $2,019,572.

Notes

On October 9, 2004, we issued KOTEC a note in connection with its payout as guarantor of a convertible debenture issued by us. The note bears interest at a rate of 21% per annum, is guaranteed by Mr. Noh, our president, chief executive officer, chairman of the board and principal stockholder, and is due and payable on demand. To date, KOTEC has made no demands for payment of this note. At March 31, 2007, the outstanding balance of this note was $3,225,517.

In October 2003, we issued a note in the principal amount of $47,772, bearing interest at a rate of 9% per annum, to Jae Ho Lee, the president of UcoleBio Corp., an entity in which Eugene Science Korea, our subsidiary, has a 73% ownership interest. The note is due and payable on demand and, to date, Mr. Lee has made no demands to us for payment of this note. The outstanding balance of this note was $51,256 at March 31, 2007.

In February 2002, we issued a note in the principal amount of $100,000, bearing interest at a rate of 8% per annum, to Kyungioils Co., Ltd. The note is due and payable on demand and, to date, no demands have been made to us for payment of this note. The outstanding balance of this note was $20,522 at March 31, 2007.

Government Loans

On March 2, 2003, we received a non-interest bearing, unsecured loan from the Korean government in the principal amount of $61,779. Pursuant to its terms, the loan was to be repaid in three annual installments of $20,593, beginning February 26, 2004. The loan matured in its entirety in February 2006. At March 31, 2007, we were $59,624 in arrears under this loan.

We received a $316,181 loan from the Korean government in connection with certain of our research and development projects over the period from 1999 to 2002. These research and development projects were not successful and, as a result, we are obligated to repay the principal amount of the loan to the Korean government. We repaid $21,034 of the amount due under this loan in our 2004 fiscal year. At March 31, 2007, we were $42,310 in arrears under this loan arrangement.

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

REVENUE RECOGNITION. We generate revenue from sales of manufactured goods and merchandise, as well as the rental of our buildings. Revenue from our product sales are recognized in accordance with Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," when delivery has occurred, provided there is persuasive evidence of an agreement, the fee is fixed or determinable and collection of the related receivable is probable. We retain substantially all of the benefits and risks of ownership of our income properties and therefore account for leases with our tenants as operating leases.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS. An allowance for doubtful accounts is computed based on our historical experience and our management’s analysis of possible bad debts. Accounts receivable are shown net of allowance for doubtful accounts of $66,984 and $26,503 as of March 31, 2007 and 2006, respectively.

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

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards, "Accounting Changes and Error Corrections," or SFAS 154, which replaces Accounting Principles Board, or APB, Opinion No. 20, "Accounting Changes", and Statement of Financial Accounting Standards No. 3, "Reporting Accounting Changes in Interim Financial Statements An Amendment of APB Opinion No. 28." SFAS No. 154 provides guidance on the accounting for and reporting of changes in accounting principles and error corrections. SFAS No. 154 requires retrospective application to prior period financial statements of voluntary changes in accounting principle and changes required by new accounting standards when the standard does not include specific transition provisions, unless it is impracticable to do so. SFAS No. 154 also requires certain disclosures for restatements due to correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and was required to be adopted by us as of January 1, 2006. The impact that the adoption of SFAS No. 154 will have on our results of operations and financial condition will depend on the nature of future accounting changes adopted by us and the nature of transitional guidance provided in future accounting pronouncements.

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

In the three months ended March 31, 2007, sales to two major customers accounted for 98% of our total revenue. We may fail to capture a share of the market for such products. Because we are dependent on a limited number of customers, any decrease or elimination of such customers’ purchases could materially harm our business.

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

The creation of strategic customer relationships and the marketing and sale of our functional nutrition technology and products could experience difficulty entering both the United States and additional international markets due to greater regulatory barriers, the necessity of adapting to new regulatory systems and problems related to entering new markets with different cultural bases and political systems. Operating in international markets exposes us to certain risks, including, among other things: changes in or interpretations of foreign regulations that may limit our ability to sell certain products; exposure to currency fluctuations; the potential imposition of trade or foreign exchange restrictions or increased tariffs; and political instability. In addition, there can be no assurance that we will be able to enter into agreements with additional international marketing partners and thereby would limit the expansion of our revenue base.

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

Our board of directors consists of four members. Our board of directors as a whole performs the functions of an audit committee, compensation committee and nominating and corporate governance committee. None of our directors is considered "independent" under Rule 4200(a)(15) of the Nasdaq Marketplace Rules, and none qualifies as an “audit committee financial expert” as defined in Item 401 of Regulation S-B. Accordingly, we will not be able to list our common stock with a nationally recognized exchange until we recruit independent directors to our board and restructure our board to comply with various requirements currently in place by those self-regulating organizations, and as a result, it may be difficult for you to sell our common stock.

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

Except with respect to the adoption of our Code of Conduct and Ethics and our compliance with certain requirements specifically applicable to our Annual Report on Form 10-KSB and our other periodic reports, our management has not commenced any specific procedures to comply with the requirements of the Sarbanes Oxley Act of 2002, including, specifically, the process necessary to implement the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires our management to assess the effectiveness of our internal controls over financial reporting and include an assertion in our annual report as to the effectiveness of our controls. Beginning with our Annual Report on Form 10-KSB for the fiscal year ending December 31, 2007, unless otherwise amended by the Securities and Exchange Commission, or the SEC, our independent registered accounting firm will be required to attest to whether our assessment of the effectiveness of our internal control over financial reporting is fairly stated in all material respects and separately report on whether it believes we maintained, in all material respects, effective internal controls over financial reporting as of December 31, 2007. Because of our management's lack of resources, and our limited operations, we have not commenced the process of preparing the system and process documentation, performing an evaluation of our internal controls required for our management to make this assessment and for the auditors to provide their attestation report, and accordingly, have not begun testing the effectiveness of these internal controls. We expect that this process will require significant amounts of our management’s time and resources, as well as higher expenses in the form of higher audit and review fees, higher legal fees and higher internal costs to document, test and potentially remediate internal controls. Accordingly, with respect to Section 404 in particular, there exists a significant risk that we will not be able to meet all the requirements of Section 404 by the end of fiscal year 2007, when we are required to report on our internal controls and provide our auditor's opinion thereon. Additionally, even in the event we attempt to comply with Section 404, in the course of evaluation and testing, management may identify deficiencies that will need to be addressed and remediated, which could potentially have a material adverse effect on our stock price and could result in significant additional expenditures.

Risks Related to Our Industry

Our failure to comply with current or future governmental regulations could adversely affect our business.

The formulation, manufacturing, packaging, labeling, advertising, distribution, and sale of functional foods and food additives, such as those sold by us, are subject to regulation by a number of federal, state and local agencies, including the United States Food and Drug Administration, or the FDA, and the United States Federal Trade Commission, or the FTC, as well as government agencies in other countries where we may operate. Among other matters, this regulation is concerned with product safety and claims made with respect to a product's ability to provide health-related benefits. These agencies have a variety of procedures and enforcement remedies available to them, including the following:

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

Our securities, as traded on the National Association of Securities Dealers, Inc.’s Over-the-Counter Bulletin Board, are subject to rules adopted by the SEC that impose special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited investors. For purposes of the rule, the phrase "accredited investors" means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse's income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Consequently, the rule may affect the ability of broker-dealers to sell our securities and also may affect the ability of purchasers to sell their securities in any market that might develop therefor.

In addition, the SEC has adopted a number of rules to regulate "penny stock." Because our securities may constitute "penny stock" within the meaning of the rules, the rules would apply to us and to our securities. The rules may further affect the ability of owners of our common stock to sell our securities in any market that might develop for them.

Stockholders should be aware that, according to the SEC, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) "boiler room" practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, resulting in investor losses.

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

Our executive officers and directors own a significant portion of our common stock, which could limit our stockholders' ability to influence the outcome of key transactions.

As of March 31, 2007, our executive officers and directors and their affiliates owned approximately 34.99% of our outstanding voting shares. As a result, our executive officers and directors are able to exert considerable influence over the outcome of any matters submitted to a vote of the holders of our common stock, including the election of our board of directors. The voting power of these stockholders could also discourage others from seeking to acquire control of us through the purchase of our common stock, which might depress the price of our common stock.

Item 3. Controls and Procedures.

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) that are designed to ensure that information required to be disclosed in reports that we file under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our “disclosure controls and procedures” as of the end of the period covered by this quarterly report, pursuant to Rules 13a-15(b) and 15d-15(b) under the Exchange Act. Based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures, as of the end of the period covered by this quarterly report, were effective in timely alerting them to material information relating to us required to be included in our periodic filings with the SEC.

There has been no change in our internal control over financial reporting (as defined in Rules 13(a)-15(f) and 15(d)-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Section 404 of the Sarbanes-Oxley Act of 2002 requires management's review and evaluation of our internal controls beginning with our Annual Report on Form 10-KSB for the fiscal year ending December 31, 2007 and an attestation of the effectiveness of these controls by our independent registered public accounting firm beginning with our Annual Report on Form 10-KSB for the fiscal year ending December 31, 2008. We plan to dedicate significant resources, including management time and effort, and to incur substantial costs in connection with our Section 404 assessment. The evaluation of our internal controls will be conducted under the direction of our principal executive officer and principal financial officer. We will continue to work to improve our controls and procedures, and to educate and train our employees on our existing controls and procedures in connection with our efforts to maintain an effective controls infrastructure.

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

EUGENE SCIENCE, INC.

Date: May 21, 2007	By:	/s/ SEUNG KWON NOH
Seung Kwon Noh
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 21, 2007	By:	/s/ JAE HONG YOO
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