Form 10QSB
period 2007-06-30
EUGENE SCIENCE
filed 2007-08-22
CIK 1107685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO __________________

Commission file number 000-50601

EUGENE SCIENCE, INC.
(Name of small business issuer as specified in its charter)

Delaware	33-0827004
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

The number of outstanding shares of the issuer’s common stock as of August 20, 2007 was 40,315,705.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

EUGENE SCIENCE, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

JUNE 30, 2007 AND 2006

EUGENE SCIENCE, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

JUNE 30, 2007 AND 2006

EUGENE SCIENCE, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
June 30, 2007 and 2006

ASSETS

	2007	2006

Current assets:
Cash and cash equivalents (Note 3)	$13,409	$25,911
Accounts receivable (Notes 2 and 14)	84,759	938,307
Inventories (Note 2)	15,755	46,667
Due from related parties (Note 4)	683	1,237,086
Receivable from unsettled contract	671,891	--
Prepaid expenses and other current assets	111,010	377,747

Total current assets	897,507	2,625,718

Property and equipment (Note 5)	1,123,950	2,843,927

Other assets:
Investments (Note 6)	413	452,353
Intangible assets (Note 2)	179,913	176,467
Deposits	87,147	--

Total other assets	267,473	628,820

Total assets	$2,288,930	$6,098,465

EUGENE SCIENCE, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
June 30, 2007 and 2006

LIABILITIES AND STOCKHOLDER'S DEFICIENCY

	2007	2006
Current liabilities:
Accounts payable and accrued expenses	$8,812,749	$8,645,497
Rental deposits (Note 7)	65,033	168,610
Loan payable, current portion (Note 8)	7,255,328	6,021,837
Due to related company	69,688	19,707
Due to shareholders and officers (Note 9)	793,719	671,318

Total current liabilities	16,996,517	15,526,969

Long-term liabilities:
Accrued pension payable and other liabilities	356,476	621,137
Deposits from customers	177,428	--
Long-term debt, net of current portion (Note 8)	22,890	42,679

Long-term liabilities	556,794	663,816

Total liabilities	17,553,311	16,190,785

Stockholders' deficiency:
Common stock (Note 10)	40,316	32,166
Additional paid-in-capital	16,579,251	16,500,734
Accumulated other comprehensive loss	(2,033,226)	(2,494,133)
Accumulated deficit	(29,850,722)	(24,131,087)

Total stockholders' deficiency	(15,264,381)	(10,092,320)

Total liabilities and stockholders' deficiency	$2,288,930	$6,098,465

EUGENE SCIENCE, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
For The Six Months Ended June 30, 2007 and 2006

	2007	2006

Net sales (Note 12)	$309,575	$342,840

Cost of goods sold (Note 12)	160,871	165,070

Gross profits	148,704	177,770

Operating expenses	738,928	1,410,660

Operating loss	(590,224)	(1,232,890)

Other income (expenses):
Gain (loss) from sale of property (Note 5)	(277)	5,490,547
Net rental income (expense)	--	79,253
Other income	111,681	--
Net interest expense	(590,041)	(1,177,221)
Gain (loss) on currency transaction	(462)	--
Loss from sale of investment securities (Note 6)	(479,512)	--
Allowance for related party loans (Note 4)	(1,921,973)	(2,918,074)

Net other income (expenses)	(2,880,584)	1,474,505

Net income (loss)	$(3,470,808)	$241,615

Basic earnings (loss) per share	$(0.09)	$0.01

Weighted average number of shares (Note 10)	40,315,705	35,091,023

EUGENE SCIENCE, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
For The Six Months Ended June 30, 2007 and 2006

	2007	2006

Net sales	$154,808	$220,397

Cost of goods sold	123,131	81,570

Gross profits	31,677	138,827

Operating expenses	330,174	731,297

Operating loss	(298,497)	(592,470)

Other income (expenses):
Gain (loss) from sale of property	(2)	5,490,547
Net rental income	7,120	42,289
Other income	114,663	--
Net interest expense	(294,666)	(691,074)
Loss on currency transaction	(462)	--
Loss from sale of investment securities	(2,598)	--
Allowance for related party loans	(565,794)	(2,809,180)

Net other income (expenses)	(741,739)	2,032,582

Net income (loss)	$(1,040,236)	$1,440,112

Basic earnings (loss) per share	$(0.03)	$0.04

Weighted average number of shares	40,315,705	35,091,023

EUGENE SCIENCE, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Deficit
For The Six Months Ended June 30, 2007 and 2006

			Paid in	Accumulated
			Capital in	Other
	Common Stock		Excess of	Comprehensive	Accumulated
	Shares	Amount	Par value	Income (loss)	Deficit	Total

Balance, January 1, 2006 (Note 10)	34,375,180	$31,166	$16,418,734	$(1,777,866)	$(24,372,702)	$(9,700,668)

Unrealized loss on available for sale securities	--	--	--	(107,114)	--	(107,114)

Issuance of shares for consulting services (Note 10)	1,000,000	1,000	82,000	--	--	83,000

Foreign currency translation adjustment	--	--	--	(609,153)	--	(609,153)

Net income	--	--	--	--	241,615	241,615

Balance, June 30, 2006	35,375,180	$32,166	$16,500,734	$(2,494,133)	$(24,131,087)	$(10,092,320)

Balance, January 1, 2007 (Note 10)	40,315,705	$40,316	$16,579,251	$(3,218,465)	$(26,379,914)	$(12,978,812)

Foreign currency translation adjustment	--	--	--	1,185,239	--	1,185,239

Net loss	--	--	--	--	(3,470,808)	(3,470,808)

Balance, June 30, 2007	40,315,705	$40,316	$16,579,251	$(2,033,226)	$(29,850,722)	$(15,264,381)

EUGENE SCIENCE, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For The Six Months Ended June 30, 2007 and 2006

	2007	2006
Cash flows from operating activities:
Net income (loss)	$(3,470,808)	$241,615
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	57,620	284,093
Provision for loss on uncollectible related party loans	1,921,973	2,918,074
Gain on sale of property	--	(5,490,547)
Loss on investment	479,512	--
(Increase) decrease in assets:
Accounts receivable	(7,695)	(825,346)
Inventory	18,344	13,919
Prepaid expenses and other assets	70,899	(197,221)
Increase (decrease) in liabilities:
Accounts payable	661,301	(11,040)
Accrued pension payable	(236,505)	166,459
Rental deposits	--	10,370
Cash used in operating activities	(505,359)	(2,889,624)

Cash flows from investing activities:
Investment	(146,074)	(33,168)
Deposits	(3,435)	--
Acquisition of property	(12,803)	--
Intangible assets	8,268	--
Cash used in investing activities	(154,044)	(33,168)

Cash flows from financing activities:
Net advances from (to) shareholder and officers	(42,548)	311,763
Net advance from (to) related party	512,900	(3,178,918)
Net advance to customers	(140,070)	(1,447,402)
Proceeds from disposition of property	270,795	12,089,892
Issuance of stock	--	83,000
Loans payable	56,992	(4,934,463)
Cash provided by financing activities	658,069	2,923,872

Foreign exchange on cash and cash equivalents	(106)	1,475
Net increase in cash and cash equivalents	(1,440)	2,555
Cash and cash equivalent - beginning of period	14,849	23,356

Cash and cash Equivalent - end of period	$13,409	$58,018

Supplemental Information:
Cash paid during the year for:
Interest paid	$--	$--

EUGENE SCIENCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2007 and 2006

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

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced recurring losses since 2000 and has negative cash flows from operations. The Company’s net loss for the six months ended June 30, 2007 was $3,470,808 and its working capital deficiency was $16,655,800 as of June 30, 2007. These factors raise substantial doubt as to the Company’s ability to continue as a going concern.

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
June 30, 2007 and 2006

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
June 30, 2007 and 2006

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

An allowance for doubtful accounts is computed based on the Company’s historical experience and management’s analysis of possible bad debts. Accounts receivable are shown net of allowance for doubtful accounts of $66,984 and $48,083 as of June 30, 2007 and 2006, respectively.

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

EUGENE SCIENCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2007 and 2006

The cost of inventories is determined on the first-in first-out method, except for materials-in-transit for which the specific identification method is used. The components of inventory at June 30, 2007 and 2006 were as follows:

	2007	2006

Raw materials	$--	$13,347
Finished goods	15,755	33,320

Total	$15,755	$46,667

(l)	Investments

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

EUGENE SCIENCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2007 and 2006

Note 3 - Cash and Cash Equivalents

Cash and cash equivalents included a bond of $- and $10,538 as of June 30, 2007 and 2006 respectively, which was pledged as security for future purchases from a vendor.

Note 4 - Due from Related Party

Loans receivable from an affiliate by virtue of common ownership were carried at $683 and $1,237,086 as of June 30, 2007 and 2006, respectively. These loans are pledged by marketable securities, and bear interest at 9% and are due on demand. As of June 30, 2007, the Company determined that the collectability of these loans is remote due to the leveraged financial condition of the affiliate and increased a loss reserve by the entire loan amount.

Note 5 - Properties and Equipment

Properties and equipment consisted of the following at June 30:

	2007	2006

Buildings	$880,327	$835,769
Equipment and vehicles	788,004	4,349,150
Furniture and fixtures	1,100,179	1,024,908
Construction in progress	34,487	--
	2,802,997	6,209,827
Less: accumulated depreciation	(1,679,047)	(3,365,900)

Net property and equipment	$1,123,950	$2,843,927

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

Depreciation expenses for the six months ended June 30, 2007 and 2006 were $57,620 and $158,932, respectively.

EUGENE SCIENCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2007 and 2006

Note 6 - Investments

The following is a summary of investments at June 30:

	2007	2006

7.50% equity of a unlisted company	$--	$451,952
4.58% equity in a unlisted company	--	1
Other marketable securities	413	400

Total	$413	$452,353

During the six months ended June 30, 2007, the Company sold the investments in the equity securities and recognized a loss of $479,512.

Note 7 - Rental Deposits

In January 2007, the Company began to occupy an office space that was previously leased to an unrelated party and has an outstanding rental deposit of $65,033 as of June 30, 2007.

Note 8 - Loans Payable

Loans payable consisted of the following at June 30:

	2007	2006
Loan payable to Korea Trade Bank with interest at 4.5% to 18%, due on demand, guaranteed by Korea Technology Credit Guarantee Fund and chief executive officer. Principal reduced by $4,000,000 in April 2006.	$3,528,225	$1,619,045
Note payable to Kook Min Bank with interest at 19% to 21%, due on demand, guaranteed by Korea Technology Credit Guarantee Fund and chief executive officer. This loan is in default.	1,356,759	3,430,311
Note payable to a customer with interest at 3% due on demand. The note is in default.	2,041,575	--
Note payable to Shin Han Bank with interest at 18% due on demand. The note is in default.	308,500	--
Various notes payable to related party with interest at 9% to 10%, unsecured, and due on demand.	--	641,750

EUGENE SCIENCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2007 and 2006

Note 8 - Loans Payable, Continued

Government loan, non-interest bearing, unsecured, payable on demand.	43,159	373,410

Total notes payable	7,278,218	6,064,516

Less: current portion	7,255,328	6,021,837

Total long-term debt	$22,890	$42,679

Note 9 - Due to Shareholders and Officers

Due to shareholders and officer consisted of the following at June 30:

	2007	2006
Unsecured short term advance payable to shareholder with interest at 9% per annum, due on demand.	$118,903	$-
Unsecured short-term advances payable to corporate officer with interest at 9% per annum, due on demand.	674,816	671,318

Total	$793,719	$671,318

Note 10 - Capital Stock

Total shares authorized:
480,000,000 shares of Common Stock, par value $0.001
20,000,000 shares of Preferred Stock, par value $0.001

Shares issued and outstanding:	Shares	Amount
Common stock
June 30, 2007	40,315,705	$40,316

June 30, 2006	35,091,023	$32,166

Preferred stock - none issued and outstanding	--	$--

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
June 30, 2007 and 2006

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
June 30, 2007 and 2006

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

In May 2006, the Plan granted 3,600,000 stock options for common stock having a $0.01 nominal par value each and exercise price of $0.50 to $1.36. In October 2006, 3,350,000 stock options were exercised, 250,000 options were canceled and no option is outstanding as of June 30, 2007.

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

No option is outstanding as of June 30, 2007 and for disclosure requirements set forth above under Statement 123, during the period ended June 30, 2007, the Company recognized no additional stock-based compensation for options vested.

Stock Options of the Korean Subsidiary

The following weighted-average assumptions were used in the valuation model for the stock option of the subsidiary:

	Period ended June 30,
	2007	2006

Dividend yield	0%	0%
Expected volatility	80%	80%
Risk-free interest rate	4.3%	7.7%
Expected life of the option term (in years)	3	4

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
June 30, 2007 and 2006

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

The stock options have not been included in the calculation of the diluted earnings per share as their inclusion would be anti-dilutive.

The following table summarizes the stock option activity during the periods ended June 30:

	2007		2006
	Shares	Weighted-Average Excise Price	Shares	Weighted-Average Excise Price

Outstanding, beginning of period	1,456,246	$1.88	1,456,246	$1.12
Granted	--	--	--	--
Exercised	--	--	--	--
Cancelled	--	--	--	--
Outstanding, end of period	1,456,246	$1.88	1,456,246	$1.88

Weighted average remaining contractual life of common stock options	3 years		4 years

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
June 30, 2007 and 2006

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

The Company has deferred income tax assets as follows:

	2007	2006
Deferred income tax assets:
Research and development expenses amortized over 5 years for tax purposes	$150,722	$207,040
Other timing differences	2,876	10,397
Net operating loss carryforwards	3,746,250	2,594,470
	3,899,848	2,811,907
Valuation allowance for deferred income tax assets	(3,899,848)	(2,811,907)

	$--	$--

The Company provided a valuation allowance equal to the deferred income tax assets because it is not presently more likely than not that they will be realized.

Note 12 - Business Segment Information

Sales and cost of goods sold of the Company’s segments for the periods ended June 30, 2007 and 2006 were as follows:

	2007	2006
Sales:
Manufacturing	$212,221	$272,455
Merchandise	97,354	70,385
	$309,575	$342,840

Cost of Sales:
Manufacturing	$94,565	$108,659
Merchandise	66,306	56,411
	$160,871	$165,070

Note 13 - Major Customers

In 2007, the Company had three major customers which accounted for 98% of the total revenue, of which one single customer accounted for 31%. In 2006, sales to three major customers accounted for 93% of the total revenue.

EUGENE SCIENCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2007 and 2006

Note 14 - Related Party Transactions

Significant transactions with companies related or affiliates by common control for the periods ended and as of June 30, 2007 and 2006 are summarized as follows:

	Sales	Net rental/ Interest income	Purchases	Accounts Receivable	Prepaid Assets	Accounts Payable	Rental Deposit

Company related by common control
2007	$97,354	$--	$66,306	$--	$--	$247,417	$65,033
2006	$12,305	$183,394	$56,333	$--	$--	$360,867	$105,381

Companies affiliated by common control
2007	$201	$1,582	$--	$4,542	$--	$73,179	$--
2006	$196	$--	$43,716	$3,982	$--	$114,727	$--

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

Overview

We were incorporated on August 26, 1998 as Orcas Ltd. under the laws of the State of Delaware. As Orcas Ltd., we were in the business of building and promoting arcade video games and vending machines. We underwent a reverse merger and abandoned this enterprise to develop a loyalty reward program based in Taipei, Taiwan, at which time we changed our name to Ezcomm, Inc. to reflect this change in our business model. We were unable to raise enough capital to finance the research and development of our proposed consumer incentive and loyalty program in Asia and, therefore, we abandoned all efforts to develop such business in January 2001. We remained inactive until July 2004, at which time we changed our name to Ezcomm Enterprises, Inc. and began to consider and investigate potential business opportunities, including an acquisition or merger. On September 30, 2005, we acquired Eugene Science, Inc. pursuant to the terms of an exchange agreement. The exchange transaction was accounted for as a reverse merger (recapitalization) with Eugene Science deemed to be the acquirer for accounting purposes. Accordingly, the historical financial information presented in our financial statements is that of Eugene Science as adjusted to give effect to any difference between the par value of our capital stock and Eugene Science capital stock with an offset to capital in excess of par value. The basis of the assets, liabilities and retained earnings of Eugene Science, the accounting acquirer, were carried over in the recapitalization. Upon the closing of the exchange transaction, we became a global biotechnology company that develops, manufactures and markets nutraceuticals, functional foods that offer health-promoting advantages beyond that of nutrition. Our primary products are our plant sterol products, including our CZTM Series of food additives, and our CholZeroTM-branded beverages and capsules. On January 13, 2006, we changed our name from Ezcomm Enterprises to Eugene Science.

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

Results of Operations

Revenue

Comparison of the Three Months Ended June 30, 2007 and 2006

Our total revenue decreased 30%, or $65,589, to $154,808 for the three months ended June 30, 2007 as compared to $220,397 for the three months ended June 30, 2006. The decrease in total revenue for the three months ended June 30, 2007 was primarily attributable to a decrease in sales of our cooking oil products.

Comparison of the Six Months Ended June 30, 2007 and 2006

Our total revenue decreased 10%, or $33,265, to $309,575 for the six months ended June 30, 2007 as compared to $342,840 for the six months ended June 30, 2006. The decrease in total revenue for the six months ended June 30, 2007 was primarily attributable to decreased sales of our CholZero-branded capsules, partially offset by increased sales of our CZ-S additive.

We anticipate that sales of our products during our 2007 fiscal year will continue to increase as a result of our ability to make health claims with respect to our CZ-series additives and CholZero-branded products in South Korea and as a result of the United States Food and Drug Administration’s, or FDA’s, approval of our "Generally Recognized as Safe" application for our CZ-S additive on January 13, 2006. We engaged Archer Daniels Midland Company, or ADM, as our exclusive distributor of CZ-series additives in North America and Europe and authorized ADM to manage our FDA approval process in the United States. Following the approval of our GRAS application, ADM ordered five and one-half tons of our CZ-S additive for testing and marketing. We have supplied ADM with five tons of our CZ-S additive and are currently producing the remaining quantities at our laboratory facility in Seoul, Korea.

Cost of Sales

Comparison of the Three Months Ended June 30, 2007 and 2006

Cost of sales increased 51%, or $41,561, to $123,131 for the three months ended June 30, 2007 as compared to $81,570 for the three months ended June 30, 2006. The increase in cost of sales for the three months ended June 30, 2007 was primarily attributable to an increase in sales of our raw materials. Our gross margin for the three months ended June 30, 2007 was approximately 20% of our revenue as compared to a gross margin of approximately 37% of our revenue for the three months ended June 30, 2006. The change in our gross margin for the three months ended June 30, 2007 was primarily attributable to a decrease in the gross margins on sales of our CholZero-branded capsules and beverages.

Comparison of the Six Months Ended June 30, 2007 and 2006

Cost of sales decreased 3%, or $4,199, to $160,871 for the six months ended June 30, 2007 as compared to $165,070 for the six months ended June 30, 2006. The decrease in cost of sales for the six months ended June 30, 2007 was primarily attributable to a decrease in our product sales. Our gross margin for the three months ended June 30, 2007 was approximately 48% of our revenue as compared to a gross margin of approximately 52% of our revenue for the three months ended June 30, 2006. The change in our gross margin for the six months ended June 30, 2007 was primarily attributable to a decrease in sales of our CholZero-branded capsules.

Operating Expenses

Comparison of the Three Months Ended June 30, 2007 and 2006

Our operating expenses decreased 55%, or $401,123, to $330,174 for the three months ended June 30, 2007 as compared to $731,297 for the three months ended June 30, 2006. Our operating expenses decreased for the three months ended June 30, 2007 due primarily to decreases in professional fees and research and development expenses.

Comparison of the Six Months Ended June 30, 2007 and 2006

Our operating expenses decreased 48%, or $671,732, to $738,928 for the six months ended June 30, 2007 as compared to $1,410,660 for the six months ended June 30, 2006. Our operating expenses decreased for the six months ended June 30, 2007 due primarily to decreases in professional fees, bad debts and research and development expenses.

Other Income (Expense)

Comparison of the Three Months Ended June 30, 2007 and 2006

Other income (expense) primarily represents an allowance for related party loans, loss from sale of investment securities and interest expense. Other expense increased 136%, or $2,774,318, to $741,731 for the three months ended June 30, 2007 as compared to other income of $2,032,582 for the three months ended June 30, 2006. The increase in other expense for the three months ended June 30, 2007 was primarily attributable to the absence of a gain from the sale of real property reflected in the comparable prior year period. All of our bank loans were in default as of June 30, 2007. The interest rate on such loans ranges from 15% to 18%. We are currently in negotiations with our lenders to settle our outstanding debts, and we intend to enter into settlement agreements with such lenders during the third quarter of our 2007 fiscal year.

Comparison of the Six Months Ended June 30, 2007 and 2006

Other expense increased 295%, or $4,355,089, to $2,880,584 for the six months ended June 30, 2007 as compared to other income of $1,474,505 for the six months ended June 30, 2006. The increase in other expense for the six months ended June 30, 2007 was primarily attributable to a loss from the sale of investment securities and to a gain from the sale of real property reflected in the comparable prior year period.

Liquidity and Capital Resources

For the six months ended June 30, 2007, we had cash and cash equivalents of approximately $13,409 and negative working capital of approximately $16,655,800. For the six months ended June 30, 2006, we had cash and cash equivalents of approximately $25,911 and negative working capital of approximately $13,565,100. The decrease in our cash and working capital during the six months ended June 30, 2007 was primarily attributable to losses from our operations.

We currently satisfy our working capital requirements primarily through cash flows generated from operations, bank loans and sales of equity and debt securities. For the six months ended June 30, 2007, we had a net decrease in cash of approximately $1,440 as compared with a net increase in cash of approximately $2,560 for the six months ended June 30, 2006.

Cash Used In Operating Activities

Cash used in operating activities decreased 82.5%, or $2,384,265, to $505,359 for the six months ended June 30, 2007 as compared to $2,889,624 for the six months ended June 30, 2006. The decrease in cash used in operating activities for the six months ended June 30, 2007 was primarily attributable to a gain on the sale of property reflected in the comparable prior year period, a decrease in accounts receivable and an increase in accounts payable.

Cash Used In Investing Activities

Cash used in investing activities increased 364%, or $120,876, to $154,044 for the six months ended June 30, 2007 as compared to $33,168 for the six months ended June 30, 2006. The increase in cash used in investing activities for the six months ended June 30, 2007 was primarily attributable to losses on the sale of investment securities.

Cash Provided By Financing Activities

Cash provided by financing activities decreased 77.5%, or $2,265,803, to $658,069 for the six months ended June 30, 2007 as compared to $2,923,872 for the six months ended June 30, 2006. The decrease in cash provided by financing activities for the six months ended June 30, 2007 was primarily attributable to a decrease in proceeds from the sale of real property during the six months ended June 30, 2006, partially offset by an increase in advances from related parties to cover our negative working capital as of June 30, 2007.

Bank Loans

Since 1999, we have borrowed an aggregate principal amount of $3,889,259 from the Industrial Bank of Korea, or IBK. These loans bear interest at rates of 4.5% to 18% per annum and are due and payable on demand. A portion of these loans was secured by our real property located in Bucheon, Korea. Loans in the aggregate principal amount of $1,301,919 were guaranteed by the Korea Technology Credit Guarantee Fund, or KOTEC, a fund operated by the Korean government. During the first half of the 2006 fiscal year, we used the proceeds from the sale of our real property in Bucheon, Korea to repay all of the outstanding principal and a portion of the accrued and unpaid interest owed under the loans from IBK. At June 30, 2007, the accrued and unpaid interest owed by us to IBK under these loans was approximately $1,114,191.

In December 2004, we obtained a short-term loan from the National Agricultural Cooperative Federation, or the NACF, in the principal amount of $1,946,105. This loan has an interest rate of 4.6% per annum and was due on December 22, 2005. This loan is guaranteed by KOTEC. At June 30, 2007, the loan had not been repaid to NACF and the aggregate outstanding principal balance and accrued and unpaid interest on such loan was approximately $1,386,849.

In September 2002, we obtained a short-term loan from ChoHeung Bank in the principal amount of $278,805. This loan has an interest rate of 9.5%, was due on August 1, 2004 and is personally guaranteed by Mr. Noh, our president, chief executive officer, chairman of the board and principal stockholder. At June 30, 2007, the aggregate principal balance and accrued and unpaid interest on such loan was approximately $434,279. In each of July 2001 and December 2002, we entered into loan arrangements with Kookmin Bank. Each loan has a principal amount of $1,000,000, is unsecured and bears interest at the rate of 6.22% or 11.22% per annum, respectively. Both loans were due and payable on November 15, 2004. At June 30, 2007, the aggregate principal balance and accrued and unpaid interest on such loans was approximately $2,037,337.

Notes

On October 9, 2004, we issued KOTEC a note in connection with its payout as guarantor of a convertible debenture issued by us. The note bears interest at a rate of 21% per annum, is guaranteed by Mr. Noh, our president, chief executive officer, chairman of the board and principal stockholder, and is due and payable on demand. To date, KOTEC has made no demands for payment of this note. At June 30, 2007, the outstanding balance of this note was $3,264,595.

In October 2003, we issued a note in the principal amount of $47,772, bearing interest at a rate of 9% per annum, to Jae Ho Lee, the president of UcoleBio Corp., an entity in which Eugene Science Korea, our subsidiary, has a 73% ownership interest. The note is due and payable on demand and, to date, Mr. Lee has made no demands to us for payment of this note. The outstanding balance of this note was $55,458,791 at June 30, 2007.

In February 2002, we issued a note in the principal amount of $100,000, bearing interest at a rate of 8% per annum, to Kyungioils Co., Ltd. The note is due and payable on demand and, to date, no demands have been made to us for payment of this note. The outstanding balance of this note was $24,158,126 at June 30, 2007.

Government Loans

On March 2, 2003, we received a non-interest bearing, unsecured loan from the Korean government in the principal amount of $61,779. Pursuant to its terms, the loan was to be repaid in three annual installments of $20,593, beginning February 26, 2004. The loan matured in its entirety in February 2006. At June 30, 2007, we were $58,452 in arrears under this loan.

We received a $316,181 loan from the Korean government in connection with certain of our research and development projects over the period from 1999 to 2002. These research and development projects were not successful and, as a result, we are obligated to repay the principal amount of the loan to the Korean government. We repaid $21,034 of the amount due under this loan in our 2004 fiscal year. At June 30, 2007, we were $38,968 in arrears under this loan arrangement.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS. An allowance for doubtful accounts is computed based on our historical experience and our management’s analysis of possible bad debts. Accounts receivable are shown net of allowance for doubtful accounts of $66,984 and $48,083 as of June 30, 2007 and 2006, respectively.

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

In the six months ended June 30, 2007, sales to two major customers accounted for 48% of our total revenue. We may fail to capture a share of the market for such products. Because we are dependent on a limited number of customers, any decrease or elimination of such customers’ purchases could materially harm our business.

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

International sales may account for a significant portion of our revenues. International sales can be subject to many inherent risks that are difficult or impossible for us to predict or control, including:

•	expected changes in regulatory requirements and tariffs;

•	difficulties and costs associated with staffing and managing foreign operations, including foreign dstributor relationships;

•	longer accounts receivable collection cycles in certain foreign countries;

•	adverse economic or political changes;

•	unexpected changes in regulatory requirements;

•	more limited protection for intellectual property in some countries;

•	changes in our international distribution network and direct sales force;

•	potential trade restrictions, exchange controls and import and export licensing requirements;

•	potentially adverse tax consequences of overlapping tax structure; and

•	foreign currency fluctuations.

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

As of June 30, 2007, our executive officers and directors and their affiliates owned approximately 34.99% of our outstanding voting shares. As a result, our executive officers and directors are able to exert considerable influence over the outcome of any matters submitted to a vote of the holders of our common stock, including the election of our board of directors. The voting power of these stockholders could also discourage others from seeking to acquire control of us through the purchase of our common stock, which might depress the price of our common stock.

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

There has been no change in our internal control over financial reporting (as defined in Rules 13(a)-15(f) and 15(d)-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

EUGENE SCIENCE, INC.

Date: August 22, 2007	By:	/s/ Seung Kwon Noh
Seung Kwon Noh
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: August 22, 2007	By:	/s/ Jae Hong Yoo
Jae Hong Yoo
Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index
Exhibit Number	Description
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.
32.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.
32.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.