Form 10KSB/A
period 2006-12-31
EUGENE SCIENCE
filed 2007-10-26
CIK 1107685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
(Amendment No. 2)

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

EXPLANATORY NOTE

This Amendment No. 2 to the Annual Report on Form 10-KSB of Eugene Science, Inc. (“we,” “our,” “us,” or the “Company”) for the fiscal year ended December 31, 2006, which was originally filed with the Securities and Exchange Commission on April 17, 2007, and was amended on April 23, 2007, is being filed solely (i) to revise and add disclosures to the financial statements and notes to the financial statements in Item 7, (ii) to revise the disclosures in Item 6 to reflect revisions made and disclosures added to the financial statements and (iii) to revise the responses to Item 8A. This Amendment No. 2 does not reflect events occurring after April 23, 2007, the date of the filing of our original Form 10-KSB, or modify or update those disclosures that may have been affected by subsequent events.

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

PART I
Item 1. Description of Business

Overview

We are a global biotechnology company that develops, manufactures and markets nutraceuticals, or functional foods that offer health-promoting advantages beyond that of nutrition. Our primary products are our plant sterol products, including our CZ TM -series of food additives, and our CholZero TM -branded beverages and capsules.

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

As our presence grows in Japan, the United States, Europe and Korea, we expect to employ conventional methods of distribution to create awareness of our products, including the following:

•	Free samples . Our products will be available in the aisles of grocery stores and through third-party service providers for free sample testing.

•
Co-marketing . We intend to market our products through a combination of in-store and other forms of advertising, including in-store advertising on high traffic area and traditional industry print, trade shows and targeted direct mail.

•
Viral Marketing . We intend to select distribution partners based on the value of their existing brands. We expect to be able to take advantage of the value of established brands by associating our CZ-series products with such branded products in foreign markets and cooperating with our partners to establish public relations campaigns that create a sense of growing community and a grass-roots movement that promotes the use of functional foods.

Competition

Due to the recently achieved commercial success of products such as Benecol margarine, the use of plant sterols as food supplements to reduce cholesterol has become an attractive and competitive market. We expect competition to intensify in the future. A range of cholesterol-lowering foods and dietary supplements are currently on the market, primarily in the United States and Europe, but we are not aware of any products produced by our competitors that are water-soluble. However, the industry is characterized by intensive research and development activity. Our present competitors include the following companies:

•
Functional Foods . (i) Benecol (Raisio's joint venture with Johnson & Johnson); (ii) Take Control (Unilever); (iii) Aviva Heart Benefits (Novartis); (iv) Cheerios (General Mills); (v) Ensemble (Kellogg); (vi) Health Source (Ross Products Division of Abbott Laboratories); and (vii) Quaker Oats (Quaker Oat Company).

•
Dietary Supplements . (i) LO-CHOL (Applied Plant Pharmaceuticals, Inc.); (ii) Cholestin (Pharmanex); (iii) Kholestrol Blocker (Nutrition For Life International); (iv) EvolvE (Bionutrics); (v) Kwai (Lichtwer Pharma); and (vi) Metamucil (Procter & Gamble).

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

Filing Status

We file periodic reports, current reports, proxy and information statements and other information with the Securities and Exchange Commission, or Commission. We intend to make available on our website free of charge our annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such materials with or furnish them to the Commission. You may also read and copy any materials we file with the Commission at its Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain additional information about the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. In addition, the Commission maintains an Internet website, www.sec.gov, that contains our periodic reports, current reports, proxy and information statements, and other information regarding us that we file electronically with the Commission.

Item 2. Description of Property

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

Item 3. Legal Proceedings

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Securities

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

Item 6. Management’s Discussion and Analysis or Plan of Operation

In addition to other information included in this report, the following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements contained in this Annual Report on Form 10-KSB, and thus should be considered carefully in evaluating our business and future prospects .

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

Results of Operations

Revenue

Comparison of Fiscal Years Ended December 31, 2006 and 2005

We experienced a 24% decrease in revenue for our fiscal year ended December 31, 2006 as compared to our fiscal year ended December 31, 2005. Such decrease in revenue is attributable primarily to a decrease in sales of our cooking oil products, which was partially offset by an increase in sales of our CholCare products. Revenue from our CholZero-branded products was $291,271 for our 2006 fiscal year, representing an increase of $107,129 from our 2005 fiscal year. This increase is primarily a result of increased sales of our CholCare-branded products in the United States and Southeast Asia. Approximately 81% of our revenue in 2006, or $541,914, was derived from the sale of our supplemental products, including the sale of our CholCare-branded products.

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

Liquidity and Capital Resources

Comparison of Fiscal Years Ended December 31, 2006 and 2005

As of December 31, 2006, we had cash and cash equivalents of approximately $9,031 and negative working capital of approximately $13,819,618. As of December 31, 2005, we had cash and cash equivalents of approximately $13,466 and negative working capital of approximately $17,757,508. The decrease in our cash and working capital during our 2006 fiscal year was due primarily to the repayment of the outstanding principal and a portion of the accrued and unpaid interest owed under certain of our outstanding bank loans upon the sale of our real property in Bucheon, Kyonggi-Do, Korea.

We currently satisfy our working capital requirements primarily through cash flows generated from operations, bank loans and sales of equity and debt securities. For the twelve months ended December 31, 2006, we had a net decrease in cash of approximately $4,435, as compared with a net decrease in cash of approximately $13,464 for the twelve months ended December 31, 2005.

Cash Used in Operating Activities

Our net cash used in operating activities increased 1,067% to $3,891,287 in our 2006 fiscal year, as compared to $333,423 used in our 2005 fiscal year. This increase of $3,557,864 resulted primarily a gain on the sale of our real property in Bucheon, Kyonggi-Do, Korea, partially offset by a provision for loss on uncollectible related party loans.

Cash Used in Investing Activities

Our net cash used in investing activities increased 1,151% to $279,051 in our 2006 fiscal year, as compared to $22,302 used in our 2005 fiscal year. This increase of $256,749 resulted primarily from our investment in securities available for sale.

Cash Provided By Financing Activities

Our net cash provided by financing activities increased 1,118% to $4,165,903 in our 2006 fiscal year, as compared to $342,025 provided in our 2005 fiscal year. This increase of $3,823,878 resulted primarily from net proceeds on the sale of our real property in Bucheon, Kyonggi-Do, Korea, partially offset by the repayment of the outstanding principal and a portion of the accrued and unpaid interest due under certain of our outstanding bank loans and advances made by us to a related party.

Comparison of Fiscal Years Ended December 31, 2005 and 2004

As of December 31, 2005, we had cash and cash equivalents of approximately $13,466 and negative working capital of approximately $17,757,508. As of December 31, 2004, we had negative working capital of approximately $12,502,194 and cash and cash equivalents of approximately $36,681. The decrease in our cash and working capital during our 2005 fiscal year was due to poor progress in our business operations and a decrease in sales during our 2005 fiscal year as compared to our 2004 fiscal year.

We currently satisfy our working capital requirements primarily through cash flows generated from operations, bank loans and sales of equity and debt securities. For the twelve months ended December 31, 2005, we had a net decrease in cash of approximately $13,464, as compared with a net decrease in cash of approximately $661,269 for the twelve months ended December 31, 2004.

Cash Used in Operating Activities

The net cash used in operating activities decreased 79.9% to $333,423 in our 2005 fiscal year, as compared to $1,657,518 in our 2004 fiscal year. This decrease of $1,324,095 resulted primarily from a decrease in our total accounts receivable due to a write off of an account receivable due to us from OnBio Corporation. In addition, such decrease resulted from an increase in our accounts payable balance in our 2005 fiscal year due to an aggravation of our cash flow.

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

REVENUE RECOGNITION. We generate revenue from sales of manufactured goods and merchandise, as well as rental of our buildings. Revenue from product sales is recognized, in accordance with Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," when delivery has occurred provided there is persuasive evidence of an agreement, the fee is fixed or determinable and collection of the related receivable is probable. For manufactured finished goods, we recognize revenue when there is a definitive sales agreement, and upon shipment of products, when title is passed and the amount collectible can reasonably be determined. For merchandise sales, we recognize revenue upon shipment of products, when title is passed and the amount collectible can reasonably be determined. For rental income, we retain substantially all of the benefits and risks of ownership of our income properties and therefore recognize revenue upon receipt of monthly rent.

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

Risk Factors

The following risks could affect our business, financial results and results of operations. These risk factors should be considered in connection with evaluating the forward-looking statements contained in this Annual Report on Form 10-KSB because these factors could cause the actual results and conditions to differ materially from those projected in the forward-looking statements .

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

Item 7. Financial Statements

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

Item 8A. Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) that are designed to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-KSB, pursuant to Rules 13a-15(b) and 15d-15(b) under the Exchange Act. Based on that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures, as of the end of the period covered by this Annual Report on Form 10-KSB, were effective to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting (as defined in Rules 13(a)-15(f) and 15(d)-15(f) under the Exchange Act) during the fourth fiscal quarter ended December 31, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Section 404 of the Sarbanes-Oxley Act of 2002 requires management's review and evaluation of our internal control over financial reporting beginning with our Annual Report on Form 10-KSB for the fiscal year ending May 31, 2008, and an attestation of the effectiveness of these controls by our independent registered public accounting firm beginning with our Annual Report on Form 10-KSB for the fiscal year ending May 31, 2009. We plan to dedicate significant resources, including management time and effort, and to incur substantial costs in connection with our Section 404 assessment. We will continue to work to improve our controls and procedures, and to educate and train our employees on our existing controls and procedures in connection with our efforts to maintain an effective controls infrastructure.

Item 8B. Other Information

None

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

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

Item 10. Executive Compensation

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Seung Kwon Noh Chief Executive Officer and President	600,000	—	—	$0.50	05/31/2016	—	—	—	—

Director Compensation

We currently do not pay any fees to our directors or any fees for each board or committee meeting which is attended in person or telephonically. We do, however, reimburse directors for their reasonable travel expenses to attend meetings.

Employment Agreements

We have not entered into an employment agreement with our named executive officer.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information known to us regarding the beneficial ownership of our common stock as of March 31, 2007 by: (i) each stockholder known to us to be a beneficial owner of more than five percent (5%) of our common stock; (ii) each of our directors; (iii) our named executive officers; and (iv) all of our current directors and executive officers as a group.

Name and Address (1)	Number of Shares Beneficially Owned (2)	Percentage of Outstanding Shares (2)
Seung Kwon Noh (3)	10,901,079	26.64%
Tony Kim (4)	2,606,339	6.42%
Se Cheon Ahn (5)	300,000	*
Tae Hwan Lee (6)	300,000	*
H&Q Asia Pacific (7)	2,767,339	6.86%
Telos, LLC (8)	2,606,339	6.46%
All directors and executive officers as a group (5persons) (9)	14,277,418	34.25%

*	less than one percent (1%).

(1)	Unless otherwise indicated, the business address of each holder is: c/o Eugene Science, Inc., 8th Floor, LG Palace Building, 165-8 Donggyo-Dong, Mapo-Gu, Seoul, Korea.

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

Item 12. Certain Relationships and Related Transactions, and Director Independence

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

Item 13. Exhibits

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

10.17	Distribution Agreement between Eugene Science (Korea) and Ceragem International, Inc., dated September 27, 2006.**

10.18	Commissioned Production and Resource Supply Agreement between Eugene Science (Korea) and RexGene Biotech Co., Ltd., dated January 3, 2007.**

14.1	Code of Conduct and Ethics (incorporated by reference to Exhibit 14.1 to our Annual Report on Form 10-KSB filed with the Commission on April 17, 2006).

16.1
Letter dated April 23, 2007 from SF Partnership LLP to the Securities and Exchange Commission (incorporated by reference to Exhibit 16.1 to our Current Report on Form 8-K filed with the Commission on April 23, 2007).

21.1	List of Subsidiaries.**

24.1	Power of Attorney.**

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

*	These exhibits are identified as management contracts or compensatory plans or arrangements pursuant to Item 13 of Form 10-KSB.
**	Previously filed

Item 14. Principal Accountant Fees and Services

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

EUGENE SCIENCE, INC.

Date: October 26, 2007	By:	/s/ Seung Kwon Noh
Seung Kwon Noh President, Chief Executive Officer and Director (Principal Executive Officer)

EUGENE SCIENCE, INC.
AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

WITH

INDEPENDENT ACCOUNTANTS’ REPORT

EUGENE SCIENCE, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

CONTENTS	PAGE

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	30 - 31
FINANCIAL STATEMENTS
Consolidated Balance Sheets	32
Consolidated Statements of Operations and Comprehensive Loss	34
Consolidated Statements of Stockholders’ Deficit	35
Consolidated Statements of Cash Flows	36
Notes to Consolidated Financial Statements	37 - 49

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Eugene Science, Inc.

We have audited the accompanying consolidated balance sheet of Eugene Science, Inc. and Subsidiaries (a Delaware corporation) (the “Company”) as of December 31, 2006, and the related consolidated statements of operations, stockholders’ deficit and comprehensive income, and cash flows for the year then ended. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Eugene Science, Inc. and Subsidiaries as of December 31, 2005, were audited by other auditors whose report dated March 17, 2006, on those statements included an explanatory paragraph that the Company’s recurring losses and negative working capital raise substantial doubt about its ability to continue as a going concern as discussed in Note 1 to the consolidated financial statements.

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

Los Angeles, California

March 6, 2007

INDEPENDENT AUDITORS’ REPORT

To the Stockholders of
Eugene Science, Inc.
(Formerly EZcomm Enterprises, Inc.)

We have audited the consolidated balance sheet of Eugene Science, Inc (Formerly EZcomm Enterprises, Inc.) and subsidiary (the “Company”) as of December 31, 2005, and the related consolidated statements of stockholders’ deficit, operations and cash flows for the year then ended. The financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2005, and the results of its operations, changes in its accumulated deficit and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses and negative working capital from operations and operates in a country whose economy is currently unstable, which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

CHARTERED ACCOUNTANTS
Toronto, Canada
March 17, 2006

EUGENE SCIENCE, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2006 and 2005

ASSETS

	2006	2005

Current assets:
Cash and cash equivalents (Note 2)	$9,031	$13,466
Restricted cash (Note 3)	5,818	9,890
Accounts receivable (Notes 2 and 17)	77,064	94,969
Inventories (Note 2)	34,099	60,586
Due from related parties (Note 4)	1,250,211	970,062
Receivable from unsettled contract (Note 6)	942,686	--
Prepaid expenses and other current assets (Note 7)	181,909	182,014
Total current assets	2,500,818	1,330,987

Property and equipment (Note 5)	1,168,767	9,284,340

Other assets:
Investments (Note 8)	333,851	527,898
Intangible assets (Note 2)	188,181	186,737
Deposits	83,195	--
Total other assets	605,227	714,635
Total assets	$4,274,812	$11,329,962

EUGENE SCIENCE, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2006 and 2005

LIABILITIES AND STOCKHOLDER'S DEFICIENCY

	2006	2005
Current liabilities:
Accounts payable and accrued expenses
Trade	$8,151,448	$7,860,009
Related party (Note 17)	--	279,706
Rental deposits (Note 9)	64,516	158,240
Due to shareholders and officers (Note 11)	905,955	378,049
Loan payable, current portion (Note 10)	7,198,517	10,412,491
Total current liabilities	16,320,436	19,088,495

Long-term liabilities:
Accrued pension payable (Note 12)	592,981	454,678
Deposits from customers	317,498	1,447,402
Long-term debt, net of current portion (Note 10)	22,709	40,055
Long-term liabilities	933,188	1,942,135

Total liabilities	17,253,624	21,030,630

Stockholders' deficiency:
Common stock (Note 13)	40,316	31,166
Additional paid-in-capital	16,579,251	16,418,734
Accumulated other comprehensive loss	(3,218,465)	(1,777,866)
Accumulated deficit	(26,379,914)	(24,372,702)
Total stockholders' deficiency	(12,978,812)	(9,700,668)
Total liabilities and stockholders' deficiency	$4,274,812	$11,329,962

EUGENE SCIENCE, INC. AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Loss
For The Years Ended December 31, 2006 and 2005

	2006	2005

Net sales (Note 15)	$669,329	$886,438

Cost of goods sold (Note 15)	459,960	736,469

Gross profits	209,369	149,969

Operating expenses	2,800,761	2,471,583

Loss from operations	(2,591,392)	(2,321,614)

Other income (expenses):
Gain from sale of assets (Note 5)	5,314,728	--
Net rental income	135,027	140,932
Miscellaneous income	9,475	16,283
Net interest expense	(2,071,012)	(1,890,601)
Provision for uncollectable related party loans	(2,804,038)	(2,288,733)
Net other income (expenses)	584,180	(4,022,119)

Loss before income taxes	(2,007,212)	(6,343,733)

Income taxes (Note 14)	--	--

Net loss	(2,007,212)	(6,343,733)

Comprehensive income (loss):
Unrealized loss on investment	(471,654)	(68,252)
Foreign currency translation	(968,945)	(32,895)

	(1,440,599)	(101,147)

Comprehensive loss	$(3,447,811)	$(6,444,880)

Basic and diluted (loss) per share (Note 13)	$(0.05)	$(0.21)

Weighted average number of shares outstanding during the periods - basic and diluted (Note 13)	37,345,443	30,888,892

EUGENE SCIENCE, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Deficit
For The Years Ended December 31, 2006 and 2005

			Paid in	Accumulated
			Capital in	Other
	Common Stock		Excess of	Comprehensive	Accumulated
	Shares	Amount	Par value	Income (loss)	Deficit	Total

Balance, January 1, 2005 (Note 13)	3,536,880	$3,537	$15,223,558	$(1,676,719)	$(18,028,969)	$(4,478,593)

Issuance of common shares by subsidiary	--	--	1,284,181	--	--	1,284,181

Common shares issued on acquisition of Eugene Science, Inc	30,488,300	27,279	(99,161)	--	--	(71,882)

Issuance of shares for Consulting services	350,000	350	10,156	--	--	10,506

Unrealized loss on available for sale securities	--	--	--	(68,252)	--	(68,252)

Foreign currency translation adjustment	--	--	--	(32,895)	--	(32,895)

Net loss	--	--	--	--	(6,343,733)	(6,343,733)
Balance, December 31, 2005	34,375,180	$31,166	$16,418,734	$(1,777,866)	$(24,372,702)	$(9,700,668)

Balance, January 1, 2006 (Note 13)	34,375,180	$31,166	$16,418,734	$(1,777,866)	$(24,372,702)	$(9,700,668)

Issuance of shares for consulting services	2,590,525	5,800	82,000	--	--	87,800

Exercise of non-vested common stock options	3,350,000	3,350	78,517	--	--	81,867

Unrealized loss on available for sale securities	--	--	--	(471,654)	--	(471,654)

Foreign currency translation adjustment	--	--	--	(968,945)	--	(968,945)

Net loss	--	--	--	--	(2,007,212)	(2,007,212)
Balance, December 31, 2006	40,315,705	$40,316	$16,579,251	$(3,218,465)	$(26,379,914)	$(12,978,812)

EUGENE SCIENCE, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For The Years Ended December 31, 2006 and 2005

	2006	2005
Cash flows from operating activities:
Net loss	$(2,007,212)	$(6,343,733)
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	526,412	704,534
Provision for loss on uncollectable related party loans	2,804,038	2,288,733
Net gain on sale of property	(5,314,728)	--
(Increase) decrease in assets:
Restricted cash	4,072	(139)
Accounts receivable	17,905	835,243
Inventory	26,487	(45,492)
Prepaid expenses and other assets	(83,090)	(11,332)
Increase (decrease) in liabilities:
Accounts payable	90,250	2,210,452
Accrued pension payable	138,303	28,311
Rental deposits	(93,724)	--
Cash used in operating activities	(3,891,287)	(333,423)

Cash flows from investing activities:
Acquisition of fixed assets	--	(22,302)
Investment in securities	(277,607)	--
Intangible assets	(1,444)	--
Cash used in investing activities	(279,051)	(22,302)

Cash flows from financing activities:
Advance from shareholder and officers	527,906	353,386
Net proceeds from issuance of common stock	91,150	993,000
Net proceeds from options exercise	--	291,181
Net proceeds from sale of property	10,992,258	--
Net advance to related party	(280,149)	(622,686)
Deposits	(1,129,904)	(320,942)
Repayment of loans	(6,035,358)	(351,914)
Cash provided by financing activities	4,165,903	342,025

Foreign exchange on cash and cash equivalents	--	236
Net decrease in cash	(4,435)	(13,464)
Cash and cash equivalent - beginning of year	13,466	26,930

Cash and cash Equivalent - end of year	$9,031	$13,466

Supplemental Information:
Cash paid during the year for:
Interest paid	$164,704	$190,588

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

For manufactured finished goods, the Company recognizes revenue when there is a definitive sales agreement, and upon shipment of products, when title is passed and the amount collectible can reasonably be determined.

EUGENE SCIENCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

For merchandise sales, the Company recognizes revenue upon shipment of products, when title is passed and the amount collectible can reasonably be determined.

For rental income, the Company retains substantially all of the benefits and risks of ownership of its income properties and therefore recognizes revenue upon receipt of monthly rent.

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

EUGENE SCIENCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

Note 3 - Restricted Cash

Company had restricted cash of $5,818 and $9,890 as of December 31, 2006 and 2005 respectively, which was pledged as security for future purchases from a vendor.

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

Note 5 - Properties and Equipment

Properties and equipment consisted of the following at December 31:

	2006	2005

Land	$--	$4,463,706
Buildings	852,789	3,418,584
Equipment and vehicles	829,372	4,080,116
Furniture and fixtures	1,091,429	961,876
	2,773,590	12,924,282
Less: accumulated depreciation	(1,604,823)	(3,639,942)
Net property and equipment	$1,168,767	$9,284,340

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

Note 6 - Receivable from Unsettled Contracts

As of December 31, 2006, the Company had outstanding proceeds receivable of $327,638 from the sales of land and buildings executed in April 2006 and $615,048 from the sale of certain machinery and equipment executed in August 2006.

EUGENE SCIENCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

Note 7 - Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following at December 31:

	2006	2005

Prepaid fees for certain patent registration and related legal costs under application process	$61,291	$54,271
Interest receivable on due from related parties	120,618	127,743
Total	$181,909	$182,014

Note 8 - Investments

The following is a summary of investments at December 31:

	2006	2005

7.50% equity of a unlisted company	$322,581	$527,521
4.58% equity in a unlisted company	1	1
Other marketable securities	11,269	376
Total	$333,851	$527,898

Fifty three percent (53%) of the 7.5% equity investment with carrying value of $170,968 and $279,586 at December 31, 2006 and 2005, respectively, was pledged as security for a trade payable in the amount of $328,174 and $307,039 at December 31, 2006 and 2005.

Note 9 - Rental Deposits

The Company leases an office space to an unrelated party and received rental deposits of $64,516 and $59,340 as of December 31, 2006 and 2005, respectively.

Note 10 - Loans Payable

Loans payable consisted of the following at December 31:
	2006	2005
Loan payable to Korea Trade Bank with interest at 4.5% to 18%, due on demand, guaranteed by Korea Technology Credit Guarantee Fund and chief executive officer. Principal reduced by $4,000,000 in April 2006.	$3,500,166	$5,882,243
Loan payable to a bank with interest at 4.5% to 18% per annum, paid off in June 30, 2006.	--	1,978,000
Note payable to Kook Min Bank with interest at 19% to 21%, due on demand, guaranteed by Korea Technology Credit Guarantee Fund and chief executive officer. This loan is in default.	1,345,969	1,973,846
Note payable to a customer with interest at 3% due on demand. The note is in default.	2,026,227	--
Note payable to Shin Han Bank with interest at 18% due on demand. The note is in default.	306,047	--
Various notes payable to related party with interest at 9% to 10%, unsecured, and due on demand.	--	256,143
Government loan, non-interest bearing, unsecured, payable on demand.	42,817	362,313

Total notes payable	7,221,226	10,452,545

Less: current portion	(7,198,517)	(10,412,490)
Total long-term debt	$22,709	$40,055

EUGENE SCIENCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

Note 11 - Due to Shareholders and Officers

Due to shareholders and officer consisted of the following at December 31:
	2006	2005

Unsecured short term advance payable to shareholder with interest at 9% per annum, due on demand.	$446,417	$359,555
Unsecured short-term advances payable to corporate officer with interest at 9% per annum, due on demand.	459,538	18,494
Total	$905,955	$378,049

Note 12 - Accrued Pension Payable

The Company has an unfunded non-contributory, defined contribution pension plan that covers substantially all of its employees which is mandated by the government. The plans provide defined benefits based on years of service and final average salary. The plan provides that about 8% of each participant’s total compensation will be contributed to the plan. The Company is required to make contributions to the plan equal to the amounts accrued for pension expense. The unfunded accrued pension payables were $592,981 and $454,678 at December 31, 2006 and 2005, respectively.

Total pension expenses for the years ended December 31, 2006 and 2005 were $201,843 and $155,088, respectively.

EUGENE SCIENCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

Note 13 - Capital Stock

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

2006

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

The following table summarizes the stock option activity during the years ended December 31:

	Shares	Weighted average price

Outstanding, beginning of year	--	--
Granted	3,600,000	$0.57
Exercised	(3,350,000)	$0.57
Cancelled	(250,000)	--
Outstanding, end of year	--

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

The stock options have not been included in the calculation of the diluted earnings per share as their inclusion would be anti-dilutive.

The following table summarizes the stock option activity during the years ended December 31:

	2006		2005
	Shares	Weighted-Average Excise Price	Shares	Weighted-Average Excise Price

Outstanding, beginning of period	1,456,246	$1.88	2,851,249	$1.12
Granted	--	--	56,276	1.84
Exercised	--	--	(1,351,279)	1.05
Cancelled	--	--	(100,000)	1.88
Outstanding, end of period	1,456,246	$1.88	1,456,246	$1.88

Weighted average remaining contractual life of common stock options	4 years		5 years

Note 14 - Income Taxes

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

Note 15 - Business Segment Information

Sales and cost of goods sold of the Company’s segments for the years ended December 31, 2006 and 2005 were as follows:

	2006	2005
Sales:
Manufacturing	$354,810	$419,837
Merchandise	314,519	466,601
	$669,329	$886,438

Cost of Sales:
Manufacturing	$225,761	$366,799
Merchandise	234,199	369,670
	$459,960	$736,469

Note 16 - Major Customers

In 2006, the Company had two major customers which accounted for 49% of the total revenue, of which one single customer accounted for 41%. In 2005, sales to two of the major customers accounted for 40% of the total revenue.

EUGENE SCIENCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

Note 17 - Related Party Transactions

Significant transactions with companies related or affiliates by common control for the years ended and as of December 31, 2006 and 2005 are summarized as follows:

	Sales	Net rental/ Interest income	Purchases	Accounts Receivable	Prepaid Assets	Accounts Payable	Rental Deposit

Company related by common control
2006	$48,297	$337,186	$244,048	$71,301	$61,291	$250,370	$--
2005	$119,919	$533,935	$370,616	$--	$54,271	$279,706	$98,900

Companies affiliated by common control
2006	$198	$1,415	$--	$1,597	$--	$--	$--
2005	$31,215	$1,759	$79,508	$2,758	$--	$120,734	$--

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

10.17	Distribution Agreement between Eugene Science (Korea) and Ceragem International, Inc., dated September 27, 2006.**

10.18	Commissioned Production and Resource Supply Agreement between Eugene Sciene (Korea) and RexGene Biotech Co., Ltd., dated January 3, 2007.**

14.1	Code of Conduct and Ethics (incorporated by reference to Exhibit 14.1 to our Annual Report on Form 10-KSB filed with the Commission on April 17, 2006).

16.1
Letter dated April 23, 2007 from SF Partnership LLP to the Securities and Exchange Commission (incorporated by reference to Exhibit 16.1 to our Current Report on Form 8-K filed with the Commission on April 23, 2007).

21.1	List of Subsidiaries.**

24.1	Power of Attorney.**

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

*	These exhibits are identified as management contracts or compensatory plans or arrangements pursuant to Item 13 of Form 10-KSB.
**	Previously filed