Form 10QSB/A
period 2007-03-31
EUGENE SCIENCE
filed 2007-10-26
CIK 1107685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
(Amendment No. 1)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15( d ) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD E E NDED MARCH 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15( d ) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO __________________
Commission file number 000-50601

EUGENE SCIENCE, INC.
(Name of small business issuer as specified in its charter)

Delaware	33-0827004
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8TH FLOOR, LG PALACE BUILDING, 165-8 DONGGYO-DONG, MAPO-GU, SEOUL, KOREA
(Address of principal executive offices)

Issuer’s telephone number: 82-2-338-6284

C heck whether the issuer  (1)  filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the r egistrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐

The number of outstanding shares of the issuer’s common stock as of May 18, 2007 was 40,315,705.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-QSB of Eugene Science, Inc. (“we,” “our,” “us,” or the “Company”) for the quarterly period ended March 31, 2007, which was originally filed with the Securities and Exchange Commission on May 21, 2007, is being filed solely (i) to revise and add disclosures to the financial statements and notes to the financial statements in Item 1, (ii) to revise the disclosures in Item 2 to reflect revisions made and disclosures added to the financial statements and (iii) to revise the responses to Item 3. This Amendment No. 1 does not reflect events occurring after May 21, 2007, the date of the filing of our original Form 10-QSB, or modify or update those disclosures that may have been affected by subsequent events.

PART I—FINANCIAL INFORMATION

 ITEM 1 . FINANCIAL STATEMENTS

EUGENE SCIENCE, INC.
AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

MARCH 31, 2007 AND 2006

EUGENE SCIENCE, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

MARCH 31, 2007 AND 2006

EUGENE SCIENCE, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
March 31, 2007 and 2006

	2007	2006

ASSETS

Current assets:
Cash and cash equivalents (Note 2)	$19,915	$13,551
Restricted cash (Note 3)	9,177	10,283
Accounts receivable (Notes 2 and 17)	69,738	45,544
Inventories (Note 2)	15,175	111,365
Due from related parties (Note 4)	—	1,179,189
Receivable from unsettled contract (Note 6)	771,149	—
Prepaid expenses and other current assets (Note 7)	108,829	108,734

Total current assets	993,983	1,468,666

Property and equipment (Note 5)	1,130,434	9,499,945

Other assets:
Investments (Note 8)	405	441,381
Intangible assets (Note 2)	176,059	183,271
Deposits	85,434	102,825

Total other assets	261,898	727,477

Total assets	$2,386,315	$11,696,088

EUGENE SCIENCE, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
March 31, 2007 and 2006

	2007	2006

LIABILITIES AND STOCKHOLDER'S DEFICIENCY

Current liabilities:
Accounts payable and accrued expenses (Note 4)	$7,974,479	$9,274,128
Rental deposits (Note 9)	63,755	164,520
Loan payable, current portion (Note 10)	7,112,750	10,976,109
Due to related company	—	19,228
Due to shareholders and officers (Note 11)	706,875	518,664

Total current liabilities	15,857,859	20,952,649

Long-term liabilities:
Accrued pension payable and other liabilities (Note 12)	679,912	573,918
Deposits from customers	145,251	1,504,844
Long-term debt, net of current portion (Note 10)	22,440	41,644

Long-term liabilities	847,603	2,120,406

Total liabilities	16,705,462	23,073,055

Stockholders' deficiency:
Common stock (Note 13)	40,316	31,166
Additional paid-in-capital	16,579,251	16,418,734
Accumulated other comprehensive loss	(2,128,228)	(2,255,671)
Accumulated deficit	(28,810,486)	(25,571,196)

Total stockholders' deficiency	(14,319,147)	(11,376,967)

Total liabilities and stockholders' deficiency	$2,386,315	$11,696,088

EUGENE SCIENCE, INC. AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Loss
For The Three Months Ended March 31, 2007 and 2006

	2007	2006

Net sales (Note 15)	$154,767	$122,443

Cost of goods sold (Note 15)	37,740	83,500

Gross profits	117,027	38,943

Operating expenses	408,754	679,363

Operating loss	(291,727)	(640,420)

Other income (expenses):
Loss from sale of assets	(275)	—
Net rental income (expense)	(7,120)	36,964
Miscellaneous expense	(2,982)	—
Net interest expense	(295,375)	(486,144)
Loss from sale of investment securities (Note 8)	(476,914)	—
Allowance for related party loans (Note 4)	(1,356,179)	(108,894)

Net other expenses	(2,138,845)	(558,074)

Loss before income taxes	(2,430,572)	(1,198,494)

Income taxes (Note 14)	—	—

Net loss	(2,430,572)	(1,198,494)

Comprehensive income (loss):
Unrealized loss on investment	—	(107,113)
Foreign currency translation	1,090,237	(370,692)

	1,090,237	(477,805)

Comprehensive loss	$(1,340,335)	$(1,676,299)

Basic and diluted (loss) per share	$(0.06)	$(0.04)

Weighted average number of shares outstanding during the periods - basic and diluted (Note 13)	40,315,705	31,165,975

EUGENE SCIENCE, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Deficit
For The Three Months Ended March 31, 2007 and 2006

			Paid in	Accumulated
			Capital in	Other
	Common Stock		Excess of	Comprehensive	Accumulated
	Shares	Amount	Par value	Income (loss)	Deficit	Total

Balance, January 1, 2006 (Note 13)	31,165,975	$31,166	$16,418,734	$(1,777,866)	$(24,372,702)	$(9,700,668)

Unrealized loss on available for sale securities	—	—	—	(107,113)	—	(107,113)

Foreign currency translation adjustment	—	—	—	(370,692)	—	(370,692)

Net loss	—	—	—	—	(1,198,494)	(1,198,494)

Balance, March 31, 2006	31,165,975	$31,166	$16,418,734	$(2,255,671)	$(25,571,196)	$(11,376,967)

Balance, January 1, 2007 (Note 13)	40,315,705	$40,316	$16,579,251	$(3,218,465)	$(26,379,914)	$(12,978,812)

Foreign currency translation adjustment	—	—	—	1,090,237	—	1,090,237

Net loss	—	—	—	—	(2,430,572)	(2,430,572)

Balance, March 31, 2007	40,315,705	$40,316	$16,579,251	$(2,128,228)	$(28,810,486)	$(14,319,147)

EUGENE SCIENCE, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For The Three Months Ended March 31, 2007 and 2006

	2007	2006
Cash flows from operating activities:
Net loss	$(2,430,572)	$(1,198,494)
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	28,668	167,932
Provision for loss on uncollectable related party loans	1,356,179	108,894
Loss on investment	476,914	—
(Increase) decrease in assets:
Restricted cash	(3,359)	(393)
Accounts receivable	7,326	49,425
Inventory	18,924	(50,779)
Prepaid expenses and other assets	73,080	(29,545)
Increase (decrease) in liabilities:
Accounts payable	(176,969)	769,437
Accrued pension payable	86,931	96,484
Rental deposits	—	6,280
Cash used in operating activities	(562,878)	(80,759)

Cash flows from investing activities:
Investment in securities	(133,803)	—
Deposits	(3,000)	—
Intangible assets	12,122	(3,942)
Cash used in investing activities	(124,681)	(3,942)

Cash flows from financing activities:
Net advances from (to) shareholder and officers	(199,080)	159,109
Net advance to related party	(105,968)	(296,849)
Net deposits from (to) customers	(172,247)	57,442
Proceeds receivable from sale of assets	1,261,433	—
Loans payable	(86,036)	164,139
Cash provided by financing activities	698,102	83,841

Foreign exchange on cash and cash equivalents	341	945
Net increase in cash and cash equivalents	10,884	85
Cash and cash equivalent - beginning of period	9,031	13,466

Cash and cash Equivalent - end of period	$19,915	$13,551

Supplemental Information:
Cash paid during the year for:
Interest paid	$—	$87,262

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

EUGENE SCIENCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2007 and 2006

Note 3 - Restricted Cash

The Company had restricted cash of $9,177 and $10,283 as of March 31, 2007 and 2006 respectively, which were pledged as security for future purchases from a vendor.

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

Note 6 - Receivable from Unsettled Contracts

As of March 31, 2007, the Company had outstanding proceeds receivable of $771,149 from the sale of real property and machinery and equipment.

EUGENE SCIENCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2007 and 2006

Note 7 - Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following at March 31:

	2007	2006

Prepaid fees for certain patent registration and related legal costs under application process	$65,583	$-
Advance payment to vendors	43,246	54,463

Total	$108,829	$54,463

Note 8 - Investments

The following is a summary of investments at March 31:

	2007	2006

7.50% equity of a unlisted company	$—	$440,989
4.58% equity in a unlisted company	—	1
Other marketable securities	405	391

Total	$405	$441,381

During the three months ended March 31, 2007, the Company sold the investments in the equity securities and recognized a loss of $479,345.

Note 9 - Rental Deposits

In January 2007, the Company began to occupy an office space that was previously leased to an unrelated party and has an outstanding rental deposit of $63,755 as of March 31, 2007.

Note 10 - Loans Payable

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

Note 12 - Accrued Pension Payable

The Company has an unfunded non-contributory, defined contribution pension plan that covers substantially all of its employees which is mandated by the government. The plans provide defined benefits based on years of service and final average salary. The plan provides that about 8% of each participant’s total compensation will be contributed to the plan. The Company is required to make contributions to the plan equal to the amounts accrued for pension expense. The unfunded accrued pension payables were $610,844 and $573,918 at March 31, 2007 and 2006, respectively.

Total pension expenses for the three months ended March 31, 2007 and 2006 were $26,081 and $119,240, respectively.

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

Note 16 - Major Customers

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS  OR PLAN OF OPERATION .

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

Overview

We were incorporated on August 26, 1998 as Orcas Ltd. under the laws of the State of Delaware. As Orcas Ltd., we were in the business of building and promoting arcade video games and vending machines. We underwent a reverse merger and abandoned this enterprise to develop a loyalty reward program based in Taipei, Taiwan, at which time we changed our name to Ezcomm, Inc. to reflect this change in our business model. We were unable to raise enough capital to finance the research and development of our proposed consumer incentive and loyalty program in Asia and, therefore, we abandoned all efforts to develop such business in January 2001. We remained inactive until July 2004, at which time we changed our name to Ezcomm Enterprises, Inc. and began to consider and investigate potential business opportunities, including an acquisition or merger. On September 30, 2005, we acquired Eugene Science, Inc. pursuant to the terms of an exchange agreement. The exchange transaction was accounted for as a reverse merger (recapitalization) with Eugene Science deemed to be the acquirer for accounting purposes. Accordingly, the historical financial information presented in our financial statements is that of Eugene Science as adjusted to give effect to any difference between the par value of our capital stock and Eugene Science capital stock with an offset to capital in excess of par value. The basis of the assets, liabilities and retained earnings of Eugene Science, the accounting acquirer, were carried over in the recapitalization. Upon the closing of the exchange transaction, we became a global biotechnology company that develops, manufactures and markets nutraceuticals, functional foods that offer health-promoting advantages beyond that of nutrition. Our primary products are our plant sterol products, including our CZ TM Series of food additives, and our CholZero TM branded beverages and capsules. On January 13, 2006, we changed our name from Ezcomm Enterprises to Eugene Science.

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

Liquidity and Capital Resources

Comparison of the Three Months Ended March 31, 2007 and 2006

As of March 31, 2007, we had cash and cash equivalents of approximately $19,915 and negative working capital of approximately $14,863,876. As of March 31, 2006, we had cash and cash equivalents of approximately $13,551 and negative working capital of approximately $19,483,983. The increase in our cash and working capital during the three months ended March 31, 2007 was primarily attributable to our partial repayment of outstanding loans from the Industrial Bank of Korea, or IBK, and Wando Fisheries Co. Ltd.

We currently satisfy our working capital requirements primarily through cash flows generated from operations, bank loans and sales of equity and debt securities. For the three months ended March 31, 2007, we had a net increase in cash and cash equivalents of approximately $10,884 as compared with a net increase in cash and cash equivalents of approximately $85 for the three months ended March 31, 2006.

Cash Used In Operating Activities

Cash used in operating activities increased $482,119 to $562,878 for the three months ended March 31, 2007 as compared to $80,759 for the three months ended March 31, 2006. The increase in cash used in operating activities for the three months ended March 31, 2007 was primarily attributable to an increase in the provision for loss on uncollectible loans to a related party and a loss sustained on the sale of investment securities as well as a decrease in accounts payable.

Cash Used In Investing Activities

Cash used in investing activities increased $120,739 to $124,681 for the three months ended March 31, 2007 as compared to $3,942 for the three months ended March 31, 2006. The increase in cash used in investing activities for the three months ended March 31, 2007 was primarily attributable to a loss sustained on the sale of investment securities.

Cash Provided by Financing Activities

Cash provided by financing activities increased $614,261 to $698,102 for the three months ended March 31, 2007 as compared to $83,841 for the three months ended March 31, 2006. The increase in cash provided by financing activities for the three months ended March 31, 2007 was primarily attributable to proceeds receivable from the sale of property and equipment.

Comparison of the Three Months Ended March 31, 2006 and 2005

As of March 31, 2006, we had cash and cash equivalents of approximately $13,551 and negative working capital of approximately $19,483,983. As of March 31, 2005, we had cash and cash equivalents of approximately $36,681 and negative working capital of approximately $12,515,851. The decrease in our cash and working capital during the three months ended March 31, 2006 was due primarily to poor progress in our sales activities and an accompanying decrease in our total sales.

We currently satisfy our working capital requirements primarily through cash flows generated from operations, bank loans and sales of equity and debt securities. For the three months ended March 31, 2006, we had a net increase in cash and cash equivalents of approximately $85, as compared with a net increase in cash and cash equivalents of approximately $36,681 for the three months ended March 31, 2005.

Cash Used In Operating Activities

Cash used in operating activities decreased $50,750 to $80,759 for the three months ended March 31, 2006 as compared to $131,509 for the three months ended March 31, 2005. The decrease in cash used in financing activities for the three months ended March 31, 2006 resulted primarily from an increase in accounts payable, due to a related decrease in accounts receivable from our related companies, and an aggravation of our cash flow.

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

Risks Related to Our Company

Our independent registered public accounting firm has a going concern qualification in their opinion contained in our audited financial statements which raises substantial doubt about our ability to continue as a going concern .

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

We will need to raise additional capital and it may not be available to us on favorable terms or at all. Our inability to obtain any needed additional capital on favorable terms could adversely affect our business, results of operations and financial condition .

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

We may fail to establish or cultivate strategic relationships to expand our business .

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

Because we rely on a limited number of customers, any reduction in orders from any single customer would harm our business .

In the three months ended March 31, 2007, sales to two major customers accounted for 98% of our total revenue. We may fail to capture a share of the market for such products. Because we are dependent on a limited number of customers, any decrease or elimination of such customers’ purchases could materially harm our business.

If we are not able to attract and retain key management and scientific personnel, our efforts to develop our products and achieve our other business objectives could be delayed or substantially impaired .

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

Our competitors may develop products that are more effective and less costly .

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

Adverse publicity may affect our ability to attract and retain distributors for our products .

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

We face product liability risks and may not be able to obtain adequate insurance to protect ourselves against losses .

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

We may experience difficulty in entering international markets .

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

We rely on patents, licenses and intellectual property rights to protect our proprietary interests .

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

Our success depends in part on our successful development and sale of products currently in the research and development stage .

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

We will rely in part on international sales, which are subject to additional risks .

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

Failure to adequately expand to address expanding market opportunities could have a material adverse effect on our business and results of operations .

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

We do not have a separate standing audit committee, compensation committee or nominating and corporate governance committee, so the duties customarily delegated to those committees are performed by the board of directors as a whole, and no director is an "audit committee financial expert" as defined by the rules and regulations of the Securities and Exchange Commission .

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

Our business is subject to the potential adverse consequences of exchange rate fluctuations .

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

The requirements of the Sarbanes-Oxley Act, including Section 404, are burdensome, and our failure to comply with them could have a material adverse affect on our business and stock price .

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

Risks Related to Our Industry

Our failure to comply with current or future governmental regulations could adversely affect our business .

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

We may be unable to compete effectively with competitors of perceived competing technologies or direct competitors that may enter our market with new technologies .

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

If our industry receives unfavorable publicity, our business could be harmed .

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

Risks Related to Our Common Stock

We have a limited trading volume and shares eligible for future sale by our current stockholders may adversely affect our stock price .

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

Our common stock price is highly volatile .

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

The sale of our common stock on the over-the-counter bulletin board and the potential designation of our common stock as a "penny stock" could impact the trading market for our common stock .

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

We do not foresee paying dividends in the near future .

We have not paid dividends on our common stock and do not anticipate paying such dividends in the foreseeable future.

Our executive officers and directors own a significant portion of our common stock, which could limit our stockholders' ability to influence the outcome of key transactions .

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

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-QSB, pursuant to Rules 13a-15(b) and 15d-15(b) under the Exchange Act. Based on that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures, as of the end of the period covered by this Quarterly Report on Form 10-QSB, were effective to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting (as defined in Rules 13(a)-15(f) and 15(d)-15(f) under the Exchange Act) during the first fiscal quarter ended March 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

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