Form 10QSB/A
period 2007-06-30
EUGENE SCIENCE
filed 2007-10-26
CIK 1107685

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-QSB of Eugene Science, Inc. (“we,” “our,” “us,” or the “Company”) for the quarterly period ended June 30, 2007, which was originally filed with the Securities and Exchange Commission on August 22, 2007, is being filed solely (i) to revise and add disclosures to the financial statements and notes to the financial statements in Item 1, (ii) to revise the disclosures in Item 2 to reflect revisions made and disclosures added to the financial statements and (iii) to revise the responses to Item 3. This Amendment No. 1 does not reflect events occurring after August 22, 2007, the date of the filing of our original Form 10-QSB, or modify or update those disclosures that may have been affected by subsequent events.

PART I—FINANCIAL INFORMATION

ITEM 1 . FINANCIAL STATEMENTS

EUGENE SCIENCE, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

JUNE 30, 2007 AND 2006

EUGENE SCIENCE, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

JUNE 30, 2007 AND 2006

EUGENE SCIENCE, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
June 30, 2007 and 2006

	2007	2006
ASSETS
Current assets:
Cash and cash equivalents (Note 2)	$13,409	$15,373
Restricted cash (Note 3)	—	10,538
Accounts receivable (Notes 2 and 17)	84,759	938,307
Inventories (Note 2)	15,755	46,667
Due from related parties (Note 4)	683	1,237,086
Receivable from unsettled contract (Note 6)	671,891	—
Prepaid expenses and other current assets (Note 7)	111,010	377,747

Total current assets	884,098	2,625,718

Property and equipment (Note 5)	1,123,950	2,843,927

Other assets:
Investments (Note 8)	413	452,353
Intangible assets (Note 2)	179,913	176,467
Deposits	87,147	—

Total other assets	267,473	628,820

Total assets	$2,288,930	$6,098,465

EUGENE SCIENCE, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
June 30, 2007 and 2006

	2007	2006
LIABILITIES AND STOCKHOLDER'S DEFICIENCY
Current liabilities:
Accounts payable and accrued expenses	$8,812,749	$8,645,497
Rental deposits (Note 9)	65,033	168,610
Loan payable, current portion (Note 10)	7,255,328	6,021,837
Due to related company	69,688	19,707
Due to shareholders and officers (Note 11)	793,719	671,318

Total current liabilities	16,996,517	15,526,969

Long-term liabilities:
Accrued pension payable and other liabilities (Note 12)	356,476	621,137
Deposits from customers	177,428	—
Long-term debt, net of current portion (Note 10)	22,890	42,679

Long-term liabilities	556,794	663,816

Total liabilities	17,553,311	16,190,785

Stockholders' deficiency:
Common stock (Note 13)	40,316	32,166
Additional paid-in-capital	16,579,251	16,500,734
Accumulated other comprehensive loss	(2,033,226)	(2,494,133)
Accumulated deficit	(29,850,722)	(24,131,087)

Total stockholders' deficiency	(15,264,381)	(10,092,320)

Total liabilities and stockholders' deficiency	$2,288,930	$6,098,465

EUGENE SCIENCE, INC. AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Loss
For The Six Months Ended June 30, 2007 and 2006

	2007	2006

Net sales (Note 15)	$309,575	$342,840

Cost of goods sold (Note 15)	160,871	165,070

Gross profits	148,704	177,770

Operating expenses	738,928	1,410,660

Operating loss	(590,224)	(1,232,890)

Other income (expenses):
Gain (loss) from sale of property (Note 5)	(277)	5,490,547
Net rental income (expense)	—	79,253
Other income	111,681	—
Net interest expense	(590,041)	(1,177,221)
Loss on currency transaction	(462)	—
Loss from sale of investment securities (Note 8)	(479,512)	—
Bad debt allowance for related party loans (Note 4)	(1,921,973)	(2,918,074)

Net other income (expenses)	(2,880,584)	1,474,505

Income (loss) before income taxes	(3,470,808)	241,615

Income taxes (Note 14)	—	—

Net income (loss)	(3,470,808)	241,615

Comprehensive income (loss):
Unrealized loss on investment	—	(107,114)
Foreign currency translation	1,185,239	(609,153)

	1,185,239	(716,267)

Comprehensive loss	$(2,285,569)	$(474,652)

Basic and diluted earnings (loss) per share	$(0.09)	$0.01

Weighted average number of shares outstanding during the periods - basic and diluted (Note 13)	40,315,705	35,091,023

EUGENE SCIENCE, INC. AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Loss
For The Three Months Ended June 30, 2007 and 2006

	2007	2006

Net sales	$154,808	$220,397

Cost of goods sold	123,131	81,570

Gross profits	31,677	138,827

Operating expenses	330,174	731,297

Operating loss	(298,497)	(592,470)

Other income (expenses):
Gain (loss) from sale of property	(2)	5,490,547
Net rental income	7,120	42,289
Other income	114,663	—
Net interest expense	(294,666)	(691,074)
Loss on currency transaction	(462)	—
Loss from sale of investment securities	(2,598)	—
Bad debt allowance for related party loans	(565,794)	(2,809,180)

Net other income (expenses)	(741,739)	2,032,582

Income (loss) before income taxes	(1,040,236)	1,440,112

Income taxes	—	—

Net income (loss)	(1,040,236)	1,440,112

Comprehensive income (loss):
Foreign currency translation	95,002	(238,462)

Comprehensive income (loss)	$(945,234)	$1,201,650

Basic and diluted earnings (loss) per share	$(0.03)	$0.04

Weighted average number of shares outstanding during the periods - basic and diluted	40,315,705	35,091,023

EUGENE SCIENCE, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Deficit
For The Six Months Ended June 30, 2007 and 2006

	Common Stock		Paid in Capital in Excess of	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Par value	Income (loss)	Deficit	Total

Balance, January 1, 2006 (Note 13)	34,375,180	$31,166	$16,418,734	$(1,777,866)	$(24,372,702)	$(9,700,668)

Unrealized loss on available for sale securities	—	—	—	(107,114)	—	(107,114)

Issuance of shares for consulting services (Note 13)	1,000,000	1,000	82,000	—	—	83,000

Foreign currency translation adjustment	—	—	—	(609,153)	—	(609,153)

Net income	—	—	—	—	241,615	241,615

Balance, June 30, 2006	35,375,180	$32,166	$16,500,734	$(2,494,133)	$(24,131,087)	$(10,092,320)

Balance, January 1, 2007 (Note 13)	40,315,705	$40,316	$16,579,251	$(3,218,465)	$(26,379,914)	$(12,978,812)

Foreign currency translation adjustment	—	—	—	1,185,239	—	1,185,239

Net loss	—	—	—	—	(3,470,808)	(3,470,808)

Balance, June 30, 2007	40,315,705	$40,316	$16,579,251	$(2,033,226)	$(29,850,722)	$(15,264,381)

EUGENE SCIENCE, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For The Six Months Ended June 30, 2007 and 2006

	2007	2006
Cash flows from operating activities:
Net income (loss)	$(3,470,808)	$241,615
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	57,620	284,093
Provision for loss on uncollectible related party loans	1,921,973	2,918,074
Gain on sale of property	—	(5,490,547)
Loss on investment	479,512	—
(Increase) decrease in assets:
Restricted cash	5,818	(648)
Accounts receivable	(7,695)	(825,346)
Inventory	18,344	13,919
Prepaid expenses and other assets	70,899	(197,221)
Increase (decrease) in liabilities:
Accounts payable	661,301	(11,040)
Accrued pension payable	(236,505)	166,459
Rental deposits	—	10,370
Cash used in operating activities	(499,541)	(2,890,272)

Cash flows from investing activities:
Investment	(146,074)	(33,168)
Deposits	(3,435)	—
Acquisition of property	(12,803)	—
Intangible assets	8,268	—
Cash used in investing activities	(154,044)	(33,168)

Cash flows from financing activities:
Net advances from (to) shareholder and officers	(42,548)	311,763
Net advance from (to) related party	512,900	(3,178,918)
Net advance to customers	(140,070)	(1,447,402)
Proceeds from disposition of property	270,795	12,089,892
Issuance of stock	—	83,000
Loans payable	56,992	(4,934,463)
Cash provided by financing activities	658,069	2,923,872

Foreign exchange on cash and cash equivalents	(106)	1,475
Net increase in cash and cash equivalents	4,378	1,907
Cash and cash equivalent - beginning of period	9,031	13,466

Cash and cash Equivalent - end of period	$13,409	$15,373

Supplemental Information:
Cash paid during the year for: Interest paid	$—	$—

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

Initially registered as Orcas, Ltd, the Company changed its name to Ezcomm Inc. in January 2000, and again to Ezcomm Enterprises, Inc. (EEI) in July 2004, and finally to the current name in September 2005 as it acquired the control of the Korean subsidiary.

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

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced recurring losses since 2000 and has negative cash flows from operations. With the loss continuing, the Company’s net loss amounted to $3,470,808 for the six months ended June 30, 2007 and its working capital deficiency was $16,655,800 as of June 30, 2007. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

EUGENE SCIENCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2007 and 2006

The cost of inventories is determined on the first-in first-out method, except for materials-in-transit for which the specific identification method is used. The components of inventory at June 30, 2007 and 2006 were as follows:

	2007	2006

Raw materials	$—	$13,347
Finished goods	15,755	33,320

Total	$15,755	$46,667

(l)	Investments

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

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS 154"), which replaces Accounting Principles Board ("APB") Opinion No. 20, "Accounting Changes", and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements An Amendment of APB Opinion No. 28", SFAS No. 154 provides guidance on the accounting for and reporting of changes in accounting principles and error corrections. SFAS No. 154 requires retrospective application to prior period financial statements of voluntary changes in accounting principle and changes required by new accounting standards when the standard does not include specific transition provisions, unless it is impracticable to do so. SFAS No. 154 also requires certain disclosures for restatements due to correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, and is required to be adopted by the Company as of January 1, 2006. The impact that the adoption of SFAS No. 154 will have on the Company's results of operations and financial condition will depend on the nature of future accounting changes adopted by the Company and the nature of transitional guidance provided in future accounting pronouncements.

EUGENE SCIENCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2007 and 2006

Note 3 - Restricted Cash

The Company had a restricted cash of $10,538 at June 30, 2006, which was pledged as security for future purchases from a vendor.

Note 4 - Due from Related Party

Loans receivable from an affiliate by virtue of common ownership were carried at $683 and $1,237,086 as of June 30, 2007 and 2006, respectively. These loans are pledged by marketable securities, and bear interest at 9% and are due on demand. As of June 30, 2007, the Company determined that the collectability of these loans is remote due to the leveraged financial condition of the affiliate and provided a loss reserve in an amount matching the entire loan amount.

Note 5 - Properties and Equipment

Properties and equipment consisted of the following at June 30:

	2007	2006

Buildings	$880,327	$835,769
Equipment and vehicles	788,004	4,349,150
Furniture and fixtures	1,100,179	1,024,908
Construction in progress	34,487	—
	2,802,997	6,209,827
Less: accumulated depreciation	(1,679,047)	(3,365,900)

Net property and equipment	$1,123,950	$2,843,927

On March 3, 2006, the Company cancelled a sales agreement into which the Company entered in January 2004 to sell the land and buildings. In cancelling, the Company paid the buyer approximately $2,100,000 representing return of the deposit and a cancellation fee. On the April 27, 2006, the Company sold the land and building to a third party at approximately $11,700,000, realizing a gain of approximately $5,504,000. The proceeds from the sale were used to reduce a portion of the loans from Korea Trade Bank.

On August 11, 2006, the Company sold certain machinery and equipment located in the Bucheon facilities for about $1,021,500 realizing a loss of about $189,300.

Depreciation expenses for the six months ended June 30, 2007 and 2006 were $57,620 and $158,932, respectively.

Note 6 - Receivable from Unsettled Contracts

As of June 30, 2007, the Company had outstanding proceeds receivable of $671,891 from the sales of real property and machinery and equipment further explained in Note 5.

EUGENE SCIENCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2007 and 2006

Note 7 - Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following at June 30:

	2007	2006

Prepaid fees for certain patent registration and related legal costs under application process	$66,897	$—
Advance payment to vendors	44,113	—
Interest receivable from related party loans	—	377,747

Total	$111,010	$377,747

Note 8 - Investments

The following is a summary of investments at June 30:

	2007	2006

7.50% equity of a unlisted company	$—	$451,952
4.58% equity in a unlisted company	—	1
Other marketable securities	413	400

Total	$413	$452,353

During the six months ended June 30, 2007, the Company sold the investments in the equity securities and recognized a loss of $479,512.

Note 9 - Rental Deposits

In January 2007, the Company began to occupy an office space that was previously leased to an unrelated party and has an outstanding rental deposit of $65,033 as of June 30, 2007.

Note 10 - Loans Payable

Loans payable consisted of the following at June 30:

	2007	2006
Loan payable to Korea Trade Bank with interest at 4.5% to 18%, due on demand, guaranteed by Korea Technology Credit Guarantee Fund and the Company’s chief executive officer. Principal reduced by $4,000,000 in April 2006.	$3,528,225	$1,619,045

Note payable to Kook Min Bank with interest at 19% to 21%, due on demand, guaranteed by Korea Technology Credit Guarantee Fund and the Company’s chief executive officer. This loan is in default.	1,356,759	3,430,311

Note payable to a customer with interest at 3% due on demand. The note is in default.	2,041,575	—

Note payable to Shin Han Bank with interest at 18% due on demand. The note is in default.	308,500	—

Various notes payable to related party with interest at 9% to 10%, unsecured, and due on demand.	—	641,750

Government loan, non-interest bearing, unsecured, payable on demand.	43,159	373,410

Total notes payable	7,278,218	6,064,516

Less: current portion	7,255,328	6,021,837

Total long-term debt	$22,890	$42,679

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

Note 12 - Accrued Pension Payable

The Company has an unfunded non-contributory, defined contribution pension plan that covers substantially all of its employees which is mandated by the government. The plans provide defined benefits based on years of service and final average salary. The plan provides that about 8% of each participant’s total compensation will be contributed to the plan. The Company is required to make contributions to the plan equal to the amounts accrued for pension expense. The unfunded accrued pension payables were $288,250 and $621,137 at June 30, 2007 and 2006, respectively.

Total pension expenses for the six months ended June 30, 2007 and 2006 were $26,223 and $166,459, respectively.

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

The Company provided a valuation allowance equal to the deferred income tax assets because it is presently considered that they will not be realized.

Note 15 - Business Segment Information

Sales and cost of goods sold of the Company’s segments for the periods ended June 30, 2007 and 2006 were as follows:

	2007	2006
Sales:
Manufacturing	$212,221	$272,455
Merchandise	97,354	70,385
	$309,575	$342,840

Cost of Sales:
Manufacturing	$94,565	$108,659
Merchandise	66,306	56,411
	$160,871	$165,070

Note 16 - Major Customers

For the six months ended June 30, 2007 and 2006, sales to the major three customers accounted for 98% and 93%, respectively, of the Company’s total revenue.

EUGENE SCIENCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2007 and 2006

Note 17 - Related Party Transactions

Significant transactions with companies related or affiliates by common control for the periods ended and as of June 30, 2007 and 2006 are summarized as follows:

	Sales	Net rental/ Interest income	Purchases	Accounts Receivable	Prepaid Assets	Accounts Payable	Rental Deposit

Company related by common control
2007	$97,354	$—	$66,306	$—	$—	$247,417	$65,033
2006	$12,305	$183,394	$56,333	$—	$—	$360,867	$105,381

Companies affiliated by common control
2007	$201	$1,582	$—	$4,542	$—	$73,179	$—
2006	$196	$—	$43,716	$3,982	$—	$114,727	$—

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

Overview

We were incorporated on August 26, 1998 as Orcas Ltd. under the laws of the State of Delaware. As Orcas Ltd., we were in the business of building and promoting arcade video games and vending machines. We underwent a reverse merger and abandoned this enterprise to develop a loyalty reward program based in Taipei, Taiwan, at which time we changed our name to Ezcomm, Inc. to reflect this change in our business model. We were unable to raise enough capital to finance the research and development of our proposed consumer incentive and loyalty program in Asia and, therefore, we abandoned all efforts to develop such business in January 2001. We remained inactive until July 2004, at which time we changed our name to Ezcomm Enterprises, Inc. and began to consider and investigate potential business opportunities, including an acquisition or merger. On September 30, 2005, we acquired Eugene Science, Inc. pursuant to the terms of an exchange agreement. The exchange transaction was accounted for as a reverse merger (recapitalization) with Eugene Science deemed to be the acquirer for accounting purposes. Accordingly, the historical financial information presented in our financial statements is that of Eugene Science as adjusted to give effect to any difference between the par value of our capital stock and Eugene Science capital stock with an offset to capital in excess of par value. The basis of the assets, liabilities and retained earnings of Eugene Science, the accounting acquirer, were carried over in the recapitalization. Upon the closing of the exchange transaction, we became a global biotechnology company that develops, manufactures and markets nutraceuticals, functional foods that offer health-promoting advantages beyond that of nutrition. Our primary products are our plant sterol products, including our CZ TM Series of food additives, and our CholZero TM - branded beverages and capsules. On January 13, 2006, we changed our name from Ezcomm Enterprises to Eugene Science.

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

Other Income (Expense)

Comparison of the Three Months Ended June 30, 2007 and 2006

Other income (expense) primarily represents an allowance for related party loans, loss from sale of investment securities and interest expense. Other expense increased 136%, or $2,774,321, to $741,739 for the three months ended June 30, 2007 as compared to other income of $2,032,582 for the three months ended June 30, 2006. The increase in other expense for the three months ended June 30, 2007 was primarily attributable to the absence of a gain from the sale of real property reflected in the comparable prior year period. All of our bank loans were in default as of June 30, 2007. The interest rate on such loans ranges from 15% to 18%. We are currently in negotiations with our lenders to settle our outstanding debts, and we intend to enter into settlement agreements with such lenders during the third quarter of our 2007 fiscal year.

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

Liquidity and Capital Resources

For the six months ended June 30, 2007, we had cash and cash equivalents of approximately $13,409 and negative working capital of approximately $16,112,419. For the six months ended June 30, 2006, we had cash and cash equivalents of approximately $15,373 and negative working capital of approximately $12,901,251. The decrease in our cash and working capital during the six months ended June 30, 2007 was primarily attributable to losses from our operations.

We currently satisfy our working capital requirements primarily through cash flows generated from operations, bank loans and sales of equity and debt securities. For the six months ended June 30, 2007, we had a net increase in cash and cash equivalents of approximately $4,378 as compared with a net increase in cash and cash equivalents of approximately $1,907 for the six months ended June 30, 2006.

Cash Used In Operating Activities

Cash used in operating activities decreased 82.7%, or $2,390,731, to $499,541 for the six months ended June 30, 2007 as compared to $2,890,272 for the six months ended June 30, 2006. The decrease in cash used in operating activities for the six months ended June 30, 2007 was primarily attributable to a gain on the sale of property reflected in the comparable prior year period, a decrease in accounts receivable and an increase in accounts payable.

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

Item 3 . Controls and Procedures .

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

There were no changes in our internal control over financial reporting (as defined in Rules 13(a)-15(f) and 15(d)-15(f) under the Exchange Act) during the second fiscal quarter ended June 30, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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