Form 10QSB
period 2007-09-30
EUGENE SCIENCE
filed 2007-11-19
CIK 1107685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO __________________

Commission file number 000-50601

EUGENE SCIENCE, INC.
(Name of small business issuer as specified in its charter)

Delaware	33-0827004
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

The number of outstanding shares of the issuer’s common stock as of November 15, 2007 was 40,315,705

Transitional Small Business Disclosure Format (Check one): Yes ☐   No ☒

Item 1. Financial Statements.

EUGENE SCIENCE, INC. AND SUBSIDIARIES

CONSOLIDATED INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2007 AND 2006

(UNAUDITED)

EUGENE SCIENCE, INC. AND SUBSIDIARIES

CONSOLIDATED INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2007 AND 2006

(Unaudited)

EUGENE SCIENCE, INC. AND SUBSIDIARIES
Consolidated Interim Balance Sheets
September 30, 2007 and 2006
(Unaudited)

ASSETS

	2007	2006

Current assets:
Cash and cash equivalents (Note 2)	$552,469	$17,408
Restricted cash (Note 3)	-	10,788
Accounts receivable (Notes 2 and 18)	315,439	810,769
Inventories (Note 2)	37,650	24,149
Due from related parties (Note 4)	-	1,417,023
Sales proceed receivable (Note 6)	689,924	-
Prepaid expenses and other current assets (Note 7)	189,277	276,217

Total current assets	1,784,759	2,556,354

Property and equipment (Note 5)	1,187,782	2,758,529

Other assets:
Investments (Note 8)	417	588,817
Intangible assets (Note 2)	181,729	172,982
Deposits	88,005	-

Total other assets	270,151	761,799

Total assets	$3,242,692	$6,076,682

The accompanying notes an integral part of these consolidated financial statements

EUGENE SCIENCE, INC. AND SUBSIDIARIES
Consolidated Interim Balance Sheets
September 30, 2007 and 2006
(Unaudited)

LIABILITIES AND STOCKHOLDER’S DEFICIT

	2007	2006
Current liabilities:
Accounts payable and accrued expenses	$8,537,948	$9,432,723
Deposit from customers	136,821	169,133
Loan payable, current portion (Note 10)	5,230,106	5,744,708
Convertible debenture (Note 11)	2,250,000	-
Due to shareholders and officers (Note 12)	260,343	657,009

Total current liabilities	16,415,218	16,003,573

Long-term liabilities:
Accrued severance benefits (Note 13)	398,298	655,784
Rental deposits (Notes 9)	179,176	68,710
Long-term debt, net of current portion (Note 10)	2,112,520	22,324

Long-term liabilities	2,689,994	746,818

Total liabilities	19,105,212	16,750,391

Stockholders’ deficit:
Common stock (Note 14)	40,316	35,765
Additional paid-in-capital	16,579,251	16,500,344
Accumulated other comprehensive loss	(2,181,039)	(2,111,980)
Accumulated deficit	(30,301,048)	(25,097,838)

Total stockholders’ deficit	(15,862,520)	(10,673,709)

Total liabilities and stockholders’ deficit	$3,242,692	$6,076,682

The accompanying notes an integral part of these consolidated financial statements

EUGENE SCIENCE, INC. AND SUBSIDIARIES
Consolidated Interim Statements of Operations and Comprehensive Loss
Nine Months Ended September 30, 2007 and 2006
(Unaudited)
	2007	2006

Net sales (Note 16)	$626,036	$657,566

Cost of goods sold (Note 16)	485,698	429,541

Gross profits	140,338	228,025

Operating expenses	1,136,193	1,970,715

Operating loss	(995,855)	(1,742,690)

Other income (expenses):
Gain from sale of property (Note 5)	-	5,504,264
Net rental income	-	164,827
Miscellaneous income	115,967	897
Net interest expense	(628,967)	-
Loss on currency transaction	(5,037)	(1,671,194)
Loss from sale of investment securities (Note 8)	(480,661)	-
Bad debt allowance for related party loans (Note 4)	(1,926,581)	(2,981,240)

Net other income (expenses)	(2,925,279)	1,017,554

Loss before income taxes	(3,921,134)	(725,136)

Income taxes (Note 15)	-	-

Net loss	(3,921,134)	(725,136)

Comprehensive income (loss):
Unrealized loss on investment	-	(71,707)
Foreign currency translation adjustment	1,037,426	(259,198)
	1,037,426	(330,905)

Comprehensive loss	$(2,883,708)	$(1,056,041)

Basic and diluted earnings (loss) per share	$(0.10)	$(0.02)

Weighted average number of shares outstanding during the periods - basic and diluted (Note 14)	37,703,364	35,091,023

The accompanying notes an integral part of these consolidated financial statements

EUGENE SCIENCE, INC. AND SUBSIDIARIES
Consolidated Interim Statements of Operations and Comprehensive Loss
Three Months Ended September 30, 2007 and 2006
	2007	2006

Net sales	$316,461	$314,726

Cost of goods sold	324,827	264,471

Gross profits (loss)	(8,366)	50,255

Operating expenses	397,265	560,055

Operating loss	(405,631)	(509,800)

Other income (expenses):
Gain from sale of property	277	13,717
Net rental income	-	85,574
Miscellaneous income	4,286	897
Net interest expense	(38,926)	(493,973)
Loss on currency transaction	(4,575)	-
Loss from sale of investments	(1,149)	-
Bad debt allowance for related party loans	(4,608)	(63,166)

Net other expenses	(44,695)	(456,951)

Loss before income taxes	(450,326)	(966,751)

Income taxes	-	-

Net loss	(450,326)	(966,751)

Comprehensive income (loss):
Foreign currency translation adjustments	(147,813)	382,153

Comprehensive loss	$(598,139)	$(584,598)

Basic and diluted loss per share	$(0.01)	$(0.03)

Weighted average number of shares outstanding during the periods – basic and diluted	37,703,364	35,091,023

The accompanying notes an integral part of these consolidated financial statements

EUGENE SCIENCE, INC. AND SUBSIDIARIES
Consolidated Interim Statements of Stockholders’ Deficit
Nine Months Ended September 30, 2007 and 2006

			Paid in	Accumulated
			Capital in	Other
	Common Stock		Excess of	Comprehensive	Accumulated
	Shares	Amount	Par value	Income (loss)	Deficit	Total

Balance, January 1, 2006 (Note 14)	34,375,180	$34,375	$16,418,734	$(1,781,075)	$(24,372,702)	$(9,700,668)

Unrealized loss on available for sale securities	-	-	-	(71,707)	-	(71,707)

Issuance of shares for consulting services (Note 14)	1,390,000	1,390	81,610	-	-	83,000

Foreign currency translation adjustment	-	-	-	(259,198)	-	(259,198)

Net loss	-	-	-	-	(725,136)	(725,136)

Balance, September 30, 2006	35,765,180	$35,765	$16,500,344	$(2,111,980)	$(25,097,838)	$(10,673,709)

Balance, January 1, 2007 (Note 14)	40,315,705	$40,316	$16,579,251	$(3,218,465)	$(26,379,914)	$(12,978,812)

Foreign currency translation adjustment	-	-	-	1,037,426	-	1,037,426

Net loss	-	-	-	-	(3,921,134)	(3,921,134)

Balance, September 30, 2007	40,315,705	$40,316	$16,579,251	$(2,181,039)	$(30,301,048)	$(15,862,520)

The accompanying notes an integral part of these consolidated financial statements

EUGENE SCIENCE, INC. AND SUBSIDIARIES
Consolidated Interim Statements of Cash Flows
Nine Months Ended September 30, 2007 and 2006
(Unaudited)

	2007		2006
Cash flows from operating activities:
Net loss	$	(3,921,134)	$(725,136)
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization		57,758	258,891
Provision for loss on uncollectible related party loans		1,926,581	2,981,240
Loss on Investment/Gain on sale of property		480,661	(5,504,264)
(Increase) decrease in assets:
Restricted cash		-	(10,788)
Accounts receivable		(238,375)	(715,800)
Inventory		(3,551)	36,437
Prepaid expenses and other assets		(7,368)	(94,203)
Increase (decrease) in liabilities:
Accounts payable		386,500	1,293,008
Accrued severance		(194,683)	201,106
Rental deposits		-	10,893
Cash used in operating activities		(1,513,611)	(2,268,616)

Cash flows from investing activities:
Investment		(147,227)	-
Deposits		109,850	-
Property & Equipment		175,989	-
Intangible assets		6,452	(60,919)
Cash used in investing activities		145,064	(60,919)

Cash flows from financing activities:
Proceeds from sale of property		-	11,784,939
Issuance of stock		-	83,000
Net advance from (to) related party		365,437	(3,149,241)
Net advance to customers		(180,677)	(1,378,692)
Repayment on loans		1,725,788	(5,017,689)
Cash provided by financing activities		1,910,548	2,322,317

Net increase in cash and cash equivalents		542,001	(7,218)
Foreign currency translation adjustment		(4,381)	1,270
Cash and cash equivalent - beginning of period		14,849	23,356

Cash and cash equivalent - end of period		$552,469	$17,408

Supplemental Information:
Cash paid during the year for: Interest paid		$31,133	$-

The accompanying notes an integral part of these consolidated financial statements

EUGENE SCIENCE, INC. AND SUBSIDIARIES
Notes to Consolidated Interim Financial Statements
September 30, 2007 and 2006
(Unaudited)

Note 1 – Nature of Business and Going Concern

(a)	Description of Businessn

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

The Company’s financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced recurring losses since 2000 and has negative cash flows from operations. With the loss continuing, the Company’s net loss amounted to $3,921,100 for the nine months ended September 30, 2007 and its working capital deficiency was $16,699,400 as of September 30, 2007. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

EUGENE SCIENCE, INC. AND SUBSIDIARIES
Notes to Consolidated Interim Financial Statements
September 30, 2007 and 2006
(Unaudited)

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Note 2 – Significant Accounting Policies

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

EUGENE SCIENCE, INC. AND SUBSIDIARIES
Notes to Consolidated Interim Financial Statements
September 30, 2007 and 2006
(Unaudited)

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

An allowance for doubtful accounts is computed based on the Company’s historical experience and management’s analysis of possible bad debts. Accounts receivable are shown net of allowance for doubtful accounts of $ - and $54,625 at September 30, 2007 and 2006, respectively.

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

EUGENE SCIENCE, INC. AND SUBSIDIARIES
Notes to Consolidated Interim Financial Statements
September 30, 2007 and 2006
(Unaudited)

The cost of inventories is determined on the first-in first-out method, except for materials-in-transit for which the specific identification method is used. The components of inventory at September 30, 2007 and 2006 were as follows:

	2007	2006

Raw materials	$20,851	$17,452
Finished goods	16,799	6,554
Merchandise	-	143

Total	$37,650	$24,149

(l)	Investments

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), which replaces Accounting Principles Board (“APB”) Opinion No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements. An Amendment of APB Opinion No. 28”, SFAS No. 154 provides guidance on the accounting for and reporting of changes in accounting principles and error corrections. SFAS No. 154 requires retrospective application to prior period financial statements of voluntary changes in accounting principle and changes required by new accounting standards when the standard does not include specific transition provisions, unless it is impracticable to do so. SFAS No. 154 also requires certain disclosures for restatements due to correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, and is required to be adopted by the Company as of January 1, 2006. The impact that the adoption of SFAS No. 154 will have on the Company’s results of operations and financial condition will depend on the nature of future accounting changes adopted by the Company and the nature of transitional guidance provided in future accounting pronouncements.

EUGENE SCIENCE, INC. AND SUBSIDIARIES
Notes to Consolidated Interim Financial Statements
September 30, 2007 and 2006
(Unaudited)

Note 3 – Restricted Cash

The Company had a restricted cash of $10,788 at September 30, 2006, which was pledged as security for future purchases from a vendor.

Note 4 – Due from Related Party

Loans receivable from an affiliate by virtue of common ownership were carried at $1,417,023 as of September 30, 2006. These loans are pledged by marketable securities, and bear interest at 9% and are due on demand. As of September 30, 2007, the Company determined that the collectability of these loans is remote due to the leveraged financial condition of the affiliate and provided a loss reserve in an amount matching the entire loan amount.

Note 5 – Properties and Equipment

Properties and equipment consisted of the following at September 30:

	2007	2006

Buildings	$889,002	$838,363
Equipment and vehicles	795,769	4,454,370
Furniture and fixtures	1,111,534	1,071,380
Construction in progress	87,068	-
	2,883,373	6,364,113

Less: accumulated depreciation	1,695,591	3,605,584

Net property and equipment	$1,187,782	$2,758,529

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

Depreciation expenses for the nine months ended September 30, 2007 and 2006 were $57,758 and $258,891, respectively.

Note 6 – Receivables from Sale of Assets

As of September 30, 2007, the Company had outstanding proceeds receivable of $689,924 from the sales of real property and machinery and equipment further explained in Note 5.

EUGENE SCIENCE, INC. AND SUBSIDIARIES
Notes to Consolidated Interim Financial Statements
September 30, 2007 and 2006
(Unaudited)

Note 7 – Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following at September 30:

	2007	2006

Prepaid fees for certain patent registration and related legal costs under application process	$67,557	$76,175
Advance payment to vendors	121,720	60,469
Interest receivable from related party loans	-	139,573

Total	$189,277	$276,217

Note 8 – Investments

The following is a summary of investments at September 30:

	2007	2006

7.50% equity of a unlisted company	$-	$588,414
Other marketable securities	417	403

Total	$417	$588,817

During the nine months ended September 30, 2007, the Company sold the investments in the equity securities and recognized a loss of $480,661.

Note 9 – Rental Deposits

In January 2007, the Company began to occupy an office space that was previously leased to an unrelated party and has an outstanding rental deposit of $179,176 and $68,710 as of September 30, 2007 and 2006, respectively.

EUGENE SCIENCE, INC. AND SUBSIDIARIES
Notes to Consolidated Interim Financial Statements
September 30, 2007 and 2006
(Unaudited)

Note 10 – Loans Payable

Loans payable consisted of the following at September 30:

	2007	2006
Notes payable to Kookmin Bank with interest at 18% to 21%, unsecured, due on demand, and guaranteed by chief executive officer. These loans are in default.	$1,370,128	$1,396,146
Note payable to Korea Technology Credit Guarantee Fund (KOTEC), a government operated fund, with interest at 21%, and guaranteed by corporate officer. The loan was restructured in July 2007 and the detail terms are noted below. (A)	2,112,520	2,114,160
Note payable to National Agricultural Cooperative Federation (NACF) with interest at 4.6% to 18%, unsecured, due on demand and guaranteed by KOTEC and corporate officer. The loan is in default.	1,373,851	1,323,200
Note payable to Shinhan Bank with interest at 18% due on demand. The loan is in default.	311,540	300,869
Note payable to a customer with interest at 3%, unsecured, and due on demand. The note is in default.	2,061,691	-
Notes payable to employees with interest at 9% to 10%, unsecured, and due on demand.	92,428	590,566
Government loan, non-interest bearing, unsecured, payable on demand.	20,468	42,091

Total notes payable	7,342,626	5,767,032

Less: current portion	5,230,106	5,744,708

Total long-term debt	$2,112,520	$22,324

(A) Debt Restructure

In July 2007, the Company completed a Debt Rescheduling Agreement with KOTEC, in which KOTEC has agreed to term out the remaining balance of the loan into a long term debt to be repaid in monthly installations of $18,527 (KRW 17,093,620) over a 10-year period beginning in 2010, commencing after a 3-year grace period.

Following is a summary of principal maturities of notes payable over the next five years:

Years ending December 31,	Amount

2008	$5,230,106
2009	-
2010	92,635
2011	222,324
2012 and thereafter	1,797,561

Total	$7,342,626

EUGENE SCIENCE, INC. AND SUBSIDIARIES
Notes to Consolidated Interim Financial Statements
September 30, 2007 and 2006
(Unaudited)

Note 11 – Convertible Notes

In July 2007, the Company issued $2,250,000 secured convertible notes with warrants to purchase 3,200,000 shares of the Company’s common stock at an exercise price of $0.25 per share. The notes bear interest at a rate of 10% per annum and at the option of the purchasers, are convertible into shares of the common stock during the first six months following the issue date of the notes at a conversion price of $0.65. The Company intends to use the proceeds to complete the build out of its new 22,000-square-foot corporate production and research facility scheduled for opening in late November, restructure bank debt, advance its patented production process toward commercialization, and general corporate purposes.

Note 12 – Due to Shareholders and Officers

Due to shareholders and officer consisted of the following at September 30:

	2007	2006
Unsecured short term advance payable to shareholder with interest at 9% per annum, due on demand.	$-	$70,470
Unsecured short-term advances payable to corporate officer with interest at 9% per annum, due on demand.	260,343	586,539

Total	$260,343	$657,009

Note 13 – Accrued Severance Benefits

Employees and directors with one year or more of service are entitled to receive a lump-sum payment upon termination of their employment based on their length of service and rate of pay at the time of termination. Accrued severance benefits represent the amount which would be payable assuming all eligible employees and directors are to terminate their employment as of the balance sheet date. The accrued severance benefits at September 30, 2007 and 2006, were $398,298 and $655,784, respectively.

Note 14 – Capital Stock

Total shares authorized:
480,000,000 shares of Common Stock, par value $0.001
20,000,000 shares of Preferred Stock, par value $0.001

Shares issued and outstanding:	Shares	Amount
Common stock
September 30, 2007	40,315,705	$40,316

September 30, 2006	35,765,180	$35,765

Preferred stock - none issued and outstanding	-	$-

On January 13, 2006, the company had a reverse stock split whereby one new common share was exchanged for ten common shares. The financial statements have been retroactively restated to reflect the reverse split.

On February 21, 2006, the company issued 1,000,000 shares of common stock for $83,000.

EUGENE SCIENCE, INC. AND SUBSIDIARIES
Notes to Consolidated Interim Financial Statements
September 30, 2007 and 2006
(Unaudited)

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

Dividend Yield – The Company has not declared or paid dividends in the past and has no plan for dividend payments in the future.

Expected Volatility – Volatility is a measure of the amount by which a financial variable such as a share price has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during a period. The Company uses the historical volatility since its expected volatility because the current business strategy, which is not expected to change materially, is fundamentally consistent with past strategy. The volatility has averaged at 276%.

Risk-Free Interest Rate – This is the U.S. Treasury rate for the week of each stock option grant during the quarter having a term that most closely resembles the expected life of the stock option.

Expected Life of the Stock Option Term – This is the period of time that the stock options granted are expected to remain unexercised. Stock options granted during the fiscal year have a maximum term of ten years. The Company estimates the expected life of the stock option term using a lattice model with inputs regarding estimated exercise behavior that are consistent with actual past behavior for similar stock options.

EUGENE SCIENCE, INC. AND SUBSIDIARIES
Notes to Consolidated Interim Financial Statements
September 30, 2007 and 2006
(Unaudited)

Forfeiture Rate – This is the estimated percentage of the stock options granted and expected to be forfeited or canceled on an annual basis before becoming fully vested. The Company estimates the forfeiture rate based on past turnover data ranging anywhere from one to three years with further consideration given to the class of employees to whom the options were granted.

In February 2006, the Board of Directors of the Company adopted 2006 Stock Incentive Plan (the “2006 Plan”). Under this Plan, employees and directors of the Company and affiliated company may receive options to purchase common stock. A maximum of 4,000,000 shares have been authorized to be granted under the 2006 Plan.

In May 2006, the Plan granted 3,600,000 stock options for common stock having a $0.01 nominal par value each and exercise price of $0.50 to $1.36. In October 2006, 3,350,000 stock options were exercised, 250,000 options were canceled and no option is outstanding as of September 30, 2007.

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

No option is outstanding as of September 30, 2007 and for disclosure requirements set forth above under Statement 123, during the period ended September 30, 2007, the Company recognized no additional stock-based compensation for options vested.

Stock Options of the Korean Subsidiary

The following weighted-average assumptions were used in the valuation model for the stock option of the subsidiary:

	Period ended September 30,
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

EUGENE SCIENCE, INC. AND SUBSIDIARIES
Notes to Consolidated Interim Financial Statements
September 30, 2007 and 2006
(Unaudited)

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

The stock options have not been included in the calculation of the diluted earnings per share as their inclusion would be anti-dilutive.

The following table summarizes the stock option activity during the periods ended September 30:

	2007		2006
	Shares	Weighted- Average Excise Price	Shares	Weighted- Average Excise Price

Outstanding, beginning of period	1,456,246	$1.88	1,456,246	$1.12
Granted	--	--	--	--
Exercised	--	--	--	--
Cancelled	--	--	--	--
Outstanding, end of period	1,456,246	$1.88	1,456,246	$1.88

Weighted average remaining contractual life of common stock options	3 years		4 years

Note 15 - Income Taxes

The Company accounts for income taxes pursuant to SFAS No. 109, “Accounting for Income Taxes”. This Standard prescribes the use of the liability method whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates. The effects of future changes in tax laws or rates are not anticipated. Corporate income tax rates applicable to the Company in 2007 and 2006 were 16.5% of the first 100 million Korean Won ($84,000) of taxable income and 29.7% on the excess. For the United States operation, the corporate tax rate is approximately 34%. Tax losses from the Korean subsidiary can be carried forward for five years. The U.S. tax losses can be carried forward for fifteen years. The company has accumulated approximately $22,831,600 of taxable losses which can be used to offset future taxable income. The utilization of the losses expires in years 2007 through 2010.

EUGENE SCIENCE, INC. AND SUBSIDIARIES
Notes to Consolidated Interim Financial Statements
September 30, 2007 and 2006
(Unaudited)

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

The Company has deferred income tax assets as follows:

	2007	2006
Deferred income tax assets:
Research and development expenses amortized over 5 years for tax purposes	$150,722	$207,040
Other timing differences	-	10,397
Net operating loss carryforwards	3,876,960	2,857,300
	4,027,682	3,074,737
Valuation allowance for deferred income tax assets	(4,027,682)	(3,074,737)

	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets because it is presently considered that they will not be realized.

Note 16 – Business Segment Information

Sales and cost of goods sold of the Company’s segments for the periods ended September 30, 2007 and 2006 were as follows:

	2007	2006
Sales:
Manufacturing	$528,449	$309,236
Merchandise	97,587	348,330
	$626,036	$657,566

Cost of Sales:
Manufacturing	$419,233	$196,762
Merchandise	66,465	232,779
	$485,698	$429,541

Note 17 - Major Customers

For the nine months ended September 30, 2007 and 2006, sales to the major three customers accounted for 98% and 93%, respectively, of the Company’s total revenue.

EUGENE SCIENCE, INC. AND SUBSIDIARIES
Notes to Consolidated Interim Financial Statements
September 30, 2007 and 2006
(Unaudited)

Note 18 - Related Party Transactions

Significant transactions with companies related or affiliates by common control for the periods ended and as of September 30, 2007 and 2006 are summarized as follows:

	Sales	Net rental/ Interest income	Purchases	Accounts Receivable	Accounts Payable	Rental Deposit

Company related by common control
2007	$97,354	$-	$66,306	$-	$247,417	$65,674
2006	$136,559	$238,160	$232,726	$-	$246,134	$105,708

Companies affiliated by common control
2007	$201	$1,582	$-	$4,542	$73,179	$-
2006	$196	$-	$43,716	$3,982	$114,727	$-

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

Overview

We were incorporated on August 26, 1998 as Orcas Ltd. under the laws of the State of Delaware. As Orcas Ltd., we were in the business of building and promoting arcade video games and vending machines. We underwent a reverse merger and abandoned this enterprise to develop a loyalty reward program based in Taipei, Taiwan, at which time we changed our name to Ezcomm, Inc. to reflect this change in our business model. We were unable to raise enough capital to finance the research and development of our proposed consumer incentive and loyalty program in Asia and, therefore, we abandoned all efforts to develop such business in January 2001. We remained inactive until July 2004, at which time we changed our name to Ezcomm Enterprises, Inc. and began to consider and investigate potential business opportunities, including an acquisition or merger. On September 30, 2005, we acquired Eugene Science, Inc. pursuant to the terms of an exchange agreement. The exchange transaction was accounted for as a reverse merger (recapitalization) with Eugene Science deemed to be the acquirer for accounting purposes. Accordingly, the historical financial information presented in our financial statements is that of Eugene Science as adjusted to give effect to any difference between the par value of our capital stock and Eugene Science capital stock with an offset to capital in excess of par value. The basis of the assets, liabilities and retained earnings of Eugene Science, the accounting acquirer, were carried over in the recapitalization. Upon the closing of the exchange transaction, we became a global biotechnology company that develops, manufactures and markets nutraceuticals, functional foods that offer health-promoting advantages beyond that of nutrition. Our primary products are our plant sterol products, including our CZTM - Series of food additives, and our CholZeroTM - branded beverages and capsules. On January 13, 2006, we changed our name from Ezcomm Enterprises to Eugene Science.

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

Results of Operations

Revenue

Comparison of the Three Months Ended September 30, 2007 and 2006

Our total revenue increased 0.6%, or $1,735, to $316,461 for the three months ended September 30, 2007 as compared to $314,726 for the three months ended September 30, 2006. The increase in total revenue for the three months ended September 30, 2007 was primarily attributable to a substantial increase in sales to Archer Daniels Midland Company, or ADM. During the three months ended September 30, 2007, we shipped an aggregate amount of seven and one-half tons of our CholZero plant sterols, or CZ-S™, to ADM, which markets CZ-S as CardioAid™ CZ. ADM distributes CZ-S in North America and Europe and holds exclusive marketing rights to CZ-S as a beverage additive in those regions. An ADM customer has launched our CZ-S additive in a food or beverage product. Due to confidentiality agreements, we cannot disclose the name of the food or beverage product. Subsequent to the closing of the three months ended September 30, 2007, we received additional orders from ADM for another six tons of CZ-S, which we expect to ship and recognize in the fourth quarter of 2007.

Comparison of the Nine Months Ended September 30, 2007 and 2006

Our total revenue decreased 4.8%, or $31,530, to $626,036 for the nine months ended September 30, 2007 as compared to $657,566 for the nine months ended September 30, 2006. The decrease in total revenue for the nine months ended September 30, 2007 was primarily attributable to a decrease in cooking oil sales to Amway as compared with the prior year period.

Cost of Goods Sold

Comparison of the Three Months Ended September 30, 2007 and 2006

Cost of goods sold increased 22.8%, or $60,356, to $324,827 for the three months ended September 30, 2007 as compared to $264,471 for the three months ended September 30, 2006. The increase in cost of sales for the three months ended September 30, 2007 was primarily attributable to increased costs resulting from outsourced manufacturing fees incurred to manufacture CZ-S for ADM during the three-month period. We outsourced production of CZ-S during the three months ended September 30, 2007 because we were transitioning into our new production facility and certain sensitive manufacturing equipment needed to be dismantled and reassembled, which took several weeks to complete. Therefore, we had to outsource certain production of CZ-S in order to meet our deadline to ship the product to ADM, resulting in higher than normal manufacturing costs. Our gross margin for the three months ended September 30, 2007 was approximately (2.6)% of our revenue as compared to a gross margin of approximately 15.9% of our revenue for the three months ended September 30, 2006. The change in our gross margin for the three months ended September 30, 2007 was primarily attributable to an increase in cost of goods sold for products manufactured for ADM. However, with the completion of our new production facility, which we expect to be completed and fully operational by December 1, 2007, the gross margin on all subsequent orders should be significantly higher than that of previous periods. We expect that margins will increase upon completion of the new facility because we will be able to produce our products and fill orders more quickly, resulting in potentially higher levels of sales, direct and indirect, as well as manufacturing efficiencies gained in the new production facility.

Comparison of the Nine Months Ended September 30, 2007 and 2006

Cost of sales increased 13.1%, or $56,157, to $485,698 for the nine months ended September 30, 2007 as compared to $429,541 for the nine months ended September 30, 2006. The increase in cost of sales for the nine months ended September 30, 2007 was primarily attributable to a decrease in sales of our higher margin products, such as our cooking oil, as compared to the prior year period. In addition, our cost of sales increased as a result of additional fees we incurred to manufacture and fill the ADM orders in a timely manner. Our gross margin for the nine months ended September 30, 2007 was approximately 22.4% of our revenue as compared to a gross margin of approximately 34.6% of our revenue for the nine months ended September 30, 2006. The change in our gross margin for the nine months ended September 30, 2007 was primarily attributable to the decrease in sales of our high margin health functional food products, such as cooking oil.

Operating Expenses

Comparison of the Three Months Ended September 30, 2007 and 2006

Our operating expenses decreased 29.1%, or $162,790, to $397,265 for the three months ended September 30, 2007 as compared to $560,055 for the three months ended September 30, 2006. Our operating expenses decreased for the three months ended September 30, 2007 due primarily to a reduction of labor costs resulting from the transition into our new production facility. With certain production temporarily outsourced during the transition into the new production facility during the three months ended September 30, 2007, our labor expenses were temporarily reduced.

Comparison of the Nine Months Ended September 30, 2007 and 2006

Our operating expenses decreased 42.3%, or $834,522, to $1,136,193 for the nine months ended September 30, 2007 as compared to $1,970,715 for the nine months ended September 30, 2006. Our operating expenses decreased for the nine months ended September 30, 2007 due primarily to a reduction in our research and development expenses, as many of our products have been developed and are ready to go to market, and our legal and professional expenses.

Other Income (Expense)

Comparison of the Three Months Ended September 30, 2007 and 2006

Other expense primarily represents a bad debt allowance for related party loans, loss from sale of investment securities and net interest expense. Other expense decreased 90.2%, or $412,256, to $44,695 for the three months ended September 30, 2007 as compared to other expense of $456,951 for the three months ended September 30, 2006. The decrease in other expense for the three months ended September 30, 2007 was primarily attributable to a decrease in net interest expense. As a result of the sale of our real property, we paid off a significant amount of our debt which decreased interest payments. All of our bank loans were in default as of September 30, 2007. The interest rate on such loans ranges from 15% to 18%.

Comparison of the Nine Months Ended September 30, 2007 and 2006

Other expense increased 387.5%, or $3,942,833, to $2,925,279 for the nine months ended September 30, 2007 as compared to other income of $1,017,554 for the nine months ended September 30, 2006. The increase in other expense for the nine months ended September 30, 2007 was primarily attributable to a gain on the sale of our real property that we recognized during the nine months ended September 30, 2006 that offset our bad debt allowance and loss on a currency transaction during such period. We did not recognize such offset for the nine months ended September 30, 2007. In addition, our net interest expense and loss from sale of investment securities increased during the nine months ended September 30, 2007.

Liquidity and Capital Resources

At September 30, 2007, we had cash and cash equivalents of $552,469 and negative working capital of approximately $(14,630,459). At September 30, 2006, we had cash and cash equivalents of $17,408 and negative working capital of approximately $(13,447,219). The increase in our cash and cash equivalents at September 30, 2007 was primarily attributable to the proceeds from an offering of convertible debentures. The decrease in our working capital at September 30, 2007 was primarily attributable to our inability to generate sufficient operating profit and an increase in short-term debt resulting from our offering of convertible debentures.

We currently satisfy our working capital requirements primarily through cash flows generated from operations, bank loans and sales of equity and debt securities. For the nine months ended September 30, 2007, we had a net increase in cash and cash equivalents of approximately $542,001 as compared with a net decrease in cash and cash equivalents of approximately $(7,218) for the nine months ended September 30, 2006.

Cash Used In Operating Activities

Cash used in operating activities decreased 33.3%, or $755,005, to $1,513,611 for the nine months ended September 30, 2007 as compared to $2,268,616 for the nine months ended September 30, 2006. The decrease in cash used in operating activities for the nine months ended September 30, 2007 was primarily attributable to more efficient controls of our cash resulting in slower cash usage as compared to the prior year period.

Cash Provided By Investing Activities

Cash provided by investing activities increased 338.1%, or $205,983, to $145,064 for the nine months ended September 30, 2007 as compared to cash used in investing activities of $60,919 for the nine months ended September 30, 2006. The increase in cash provided by investing activities for the nine months ended September 30, 2007 was primarily attributable to an increase in deposits and proceeds received from the sale of property and equipment.

Cash Provided By Financing Activities

Cash provided by financing activities decreased 17.7%, or $411,769, to $1,910,548 for the nine months ended September 30, 2007 as compared to $2,322,317 for the nine months ended September 30, 2006. The decrease in cash provided by financing activities for the nine months ended September 30, 2007 was primarily attributable to our difficult raising additional funding due to the lack of sources to repay our existing debts.

Bank Loans

Since 1999, we have borrowed an aggregate principal amount of $3,889,259 from the Industrial Bank of Korea, or IBK. These loans bear interest at rates of 4.5% to 18% per annum and are due and payable on demand. A portion of these loans was secured by our real property located in Bucheon, Korea. Loans in the aggregate principal amount of $1,301,919 were guaranteed by the Korea Technology Credit Guarantee Fund, or KOTEC, a fund operated by the Korean government. During the first half of the 2006 fiscal year, we used the proceeds from the sale of our real property in Bucheon, Korea to repay all of the outstanding principal and a portion of the accrued and unpaid interest owed under the loans from IBK. At September 30, 2007, the accrued and unpaid interest owed by us to IBK under these loans was approximately $1,103,320.

In December 2004, we obtained a short-term loan from the National Agricultural Cooperative Federation, or the NACF, in the principal amount of $1,946,105. This loan has an interest rate of 4.6% per annum and was due on December 22, 2005. This loan is guaranteed by KOTEC. At September 30, 2007, the loan had not been repaid to NACF and the aggregate outstanding principal balance and accrued and unpaid interest on such loan was approximately $1,419,562.

In September 2002, we obtained a short-term loan from ChoHeung Bank in the principal amount of $278,805. This loan has an interest rate of 9.5%, was due on August 1, 2004 and is personally guaranteed by Mr. Noh, our president, chief executive officer, chairman of the board and principal stockholder. At September 30, 2007, the aggregate principal balance and accrued and unpaid interest on such loan was approximately $438,718. In each of July 2001 and December 2002, we entered into loan arrangements with Kookmin Bank. Each loan has a principal amount of $1,000,000, is unsecured and bears interest at the rate of 6.22% or 11.22% per annum, respectively. Both loans were due and payable on November 15, 2004. At September 30, 2007, the aggregate principal balance and accrued and unpaid interest on such loans was approximately $2,037,725.

On July 12, 2007, we entered into a debt restructuring agreement with KOTEC pursuant to which we paid approximately USD$82,000, or 75,000,000 Korean Won, in principal on debt of approximately $3,300,000 in exchange for which KOTEC agreed to extinguish $1,200,000 in debt. The remaining $2,110,000 will be paid, interest free, and following a three-year grace period, over a ten-year period beginning in 2010.

Additionally, we held advanced discussions and reached preliminary restructuring or workout agreements with creditors holding approximately $12,000,000 in debt which we intend to implement in the fourth quarter of 2007 and first half of 2008 in order to further strengthen our balance sheet.

Notes

On October 9, 2004, we issued KOTEC a note in connection with its payout as guarantor of a convertible debenture issued by us. The note bears interest at a rate of 21% per annum, is guaranteed by Mr. Noh, our president, chief executive officer, chairman of the board and principal stockholder, and is due and payable on demand. To date, KOTEC has made no demands for payment of this note. At September 30, 2007, the outstanding balance of this note was $1,874,009.

In October 2003, we issued a note in the principal amount of $47,772, bearing interest at a rate of 9% per annum, to Jae Ho Lee, the president of UcoleBio Corp., an entity in which Eugene Science Korea, our subsidiary, has a 73% ownership interest. The note is due and payable on demand and, to date, Mr. Lee has made no demands to us for payment of this note. At September 30, 2007, the outstanding balance of this note was $47,729.

In February 2002, we issued a note in the principal amount of $100,000, bearing interest at a rate of 8% per annum, to Kyungioils Co., Ltd. The note is due and payable on demand and, to date, no demands have been made to us for payment of this note. At September 30, 2007, the outstanding balance of this note was $20,757.

Government Loans

On March 2, 2003, we received a non-interest bearing, unsecured loan from the Korean government in the principal amount of $61,779. Pursuant to its terms, the loan was to be repaid in three annual installments of $20,593, beginning February 26, 2004. The loan matured in its entirety in February 2006. At September 30, 2007, we were $57,881 in arrears under this loan.

We received a $316,181 loan from the Korean government in connection with certain of our research and development projects over the period from 1999 to 2002. These research and development projects were not successful and, as a result, we are obligated to repay the principal amount of the loan to the Korean government. We repaid $21,034 of the amount due under this loan in our 2004 fiscal year. At September 30, 2007, we were $38,587 in arrears under this loan arrangement.

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

UNIT OF ESTIMATES. The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and related notes to financial statements. These estimates are based on our management’s best knowledge of current events and actions that we may undertake in the future. Actual results may ultimately differ from estimates, although our management does not believe such changes will materially affect the financial statements in any individual year.

REVENUE RECOGNITION. We generate revenue from sales of manufactured goods and merchandise, as well as the rental of our buildings. Revenue from our product sales are recognized in accordance with Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” when delivery has occurred, provided there is persuasive evidence of an agreement, the fee is fixed or determinable and collection of the related receivable is probable. For manufactured finished goods, we recognize revenue when there is a definitive sales agreement, and upon shipment of products, when title is passed and the amount collectible can reasonably be determined. For merchandise sales, we recognize revenue upon shipment of products, when title is passed and the amount collectible can reasonably be determined. For rental income, we retain substantially all of the benefits and risks of ownership of our income properties and therefore recognize revenue upon receipt of monthly rent.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS. An allowance for doubtful accounts is computed based on our historical experience and our management’s analysis of possible bad debts. Accounts receivable are shown net of allowance for doubtful accounts of zero dollars and $54,625 as of September 30, 2007 and 2006, respectively.

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

INVESTMENTS. Investments in available-for-sale securities are being recorded in accordance with FAS-115, “Accounting for Certain Investments in Debt and Equity Securities.” Equity securities that are not held principally for the purpose of selling in the near term are reported at fair market value with unrealized holding gains and losses excluded from earnings and reported as a separate component of stockholders’ equity.

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

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards, “Accounting Changes and Error Corrections,” or SFAS 154, which replaces Accounting Principles Board, or APB, Opinion No. 20, “Accounting Changes”, and Statement of Financial Accounting Standards No. 3, “Reporting Accounting Changes in Interim Financial Statements An Amendment of APB Opinion No. 28.” SFAS No. 154 provides guidance on the accounting for and reporting of changes in accounting principles and error corrections. SFAS No. 154 requires retrospective application to prior period financial statements of voluntary changes in accounting principle and changes required by new accounting standards when the standard does not include specific transition provisions, unless it is impracticable to do so. SFAS No. 154 also requires certain disclosures for restatements due to correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and was required to be adopted by us as of January 1, 2006. The impact that the adoption of SFAS No. 154 will have on our results of operations and financial condition will depend on the nature of future accounting changes adopted by us and the nature of transitional guidance provided in future accounting pronouncements.

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

If our creditors are unwilling or unable to restructure our existing debt, our efforts to restructure our debt and strengthen our balance sheet could be delayed or substantially impaired.

We held advanced discussions and reached preliminary restructuring or workout agreements with creditors holding approximately $12,000,000 in debt which we intend to implement in the fourth quarter of 2007 and the first half of 2008 in order to further strengthen our balance sheet. There is no assurance that we will be able to implement those restructuring or workout agreements or that those agreements will be continue to be available to us in the future. If our creditors are unwilling or unable to implement those agreements, our efforts to restructure our debt and strengthen our balance sheet could be delayed or substantially impaired.

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

In the nine months ended September 30, 2007, sales to three major customers accounted for 67.4% of our total revenue. We may fail to capture a share of the market for such products. Because we are dependent on a limited number of customers, any decrease or elimination of such customers’ purchases could materially harm our business.

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

We do not have a separate standing audit committee, compensation committee or nominating and corporate governance committee, so the duties customarily delegated to those committees are performed by the board of directors as a whole, and no director is an “audit committee financial expert” as defined by the rules and regulations of the Securities and Exchange Commission.

Our board of directors consists of four members. Our board of directors as a whole performs the functions of an audit committee, compensation committee and nominating and corporate governance committee. None of our directors is considered “independent” under Rule 4200(a)(15) of the Nasdaq Marketplace Rules, and none qualifies as an “audit committee financial expert” as defined in Item 401 of Regulation S-B. Accordingly, we will not be able to list our common stock with a nationally recognized exchange until we recruit independent directors to our board and restructure our board to comply with various requirements currently in place by those self-regulating organizations, and as a result, it may be difficult for you to sell our common stock.

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

Except with respect to the adoption of our Code of Conduct and Ethics and our compliance with certain requirements specifically applicable to our Annual Report on Form 10-KSB and our other periodic reports, our management has not commenced any specific procedures to comply with the requirements of the Sarbanes Oxley Act of 2002, including, specifically, the process necessary to implement the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires our management to assess the effectiveness of our internal control over financial reporting and include an assertion in our annual report as to the effectiveness of our internal control over financial reporting beginning with our Annual Report on Form 10-KSB for the fiscal year ending December 31, 2007. Beginning with our Annual Report on Form 10-KSB for the fiscal year ending December 31, 2008, unless otherwise amended by the Securities and Exchange Commission, or the Commission, our independent registered accounting firm will be required to attest to whether our assessment of the effectiveness of our internal control over financial reporting is fairly stated in all material respects and separately report on whether it believes we maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008. Because of our management’s lack of resources, and our limited operations, we have not commenced the process of preparing the system and process documentation, performing an evaluation of our internal controls required for our management to make this assessment and for the auditors to provide their attestation report, and accordingly, have not begun testing the effectiveness of these internal controls. We expect that this process will require significant amounts of our management’s time and resources, as well as higher expenses in the form of higher audit and review fees, higher legal fees and higher internal costs to document, test and potentially remediate internal controls. Accordingly, with respect to Section 404 in particular, there exists a significant risk that we will not be able to meet all the requirements of Section 404 by the end of fiscal year 2007, when our management is required assess the effectiveness of our internal control over financial reporting, or by the end of fiscal year 2008, when our auditor’s must provide an opinion thereon. Additionally, even in the event we attempt to comply with Section 404, in the course of evaluation and testing, management may identify deficiencies that will need to be addressed and remediated, which could potentially have a material adverse effect on our stock price and could result in significant additional expenditures.

Risks Related to Our Industry

Our failure to comply with current or future governmental regulations could adversely affect our business.

The formulation, manufacturing, packaging, labeling, advertising, distribution, and sale of functional foods and food additives, such as those sold by us, are subject to regulation by a number of federal, state and local agencies, including the United States Food and Drug Administration, or the FDA, and the United States Federal Trade Commission, or the FTC, as well as government agencies in other countries where we may operate. Among other matters, this regulation is concerned with product safety and claims made with respect to a product’s ability to provide health-related benefits. These agencies have a variety of procedures and enforcement remedies available to them, including the following:

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

Our failure to comply with applicable laws could subject us to severe legal sanctions, which could have a material adverse effect on our business and results of operations. We cannot assure you that the regulatory environment in which we operate will not change or that such regulatory environment, or any specific action taken against us, will not result in a material adverse effect on our business and operations. We cannot assure you that a state will not interpret claims presumptively valid under federal law as illegal under that state’s regulations, or that future FDA regulations or FTC decisions will not restrict the permissible scope of such claims. Additionally, we cannot assure you that such proceedings or investigations or any future proceedings or investigations will not have a material adverse effect on our business or operations.

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

We believe that the nutraceutical market is affected by media attention regarding the consumption of dietary supplements and functional goods. Future scientific research or publicity could be unfavorable to the functional nutrition market or any particular product, or inconsistent with earlier favorable research or publicity. Future reports of research that are perceived as less favorable or that question such earlier research could hurt our business. Because of our dependence upon consumer perceptions, adverse publicity associated with adverse effects resulting from the consumption of our products or any similar products distributed by other companies could also hurt our business. Such adverse publicity could arise even if the adverse effects associated with such products resulted from consumers’ failure to consume such products as directed. In addition, we may not be able to counter the effects of negative publicity concerning the efficacy of our products.

Risks Related to Our Common Stock

We have a limited trading volume and shares eligible for future sale by our current stockholders may adversely affect our stock price.

To date, we have had a very limited trading volume in our common stock. As long as this condition continues, the sale of a significant number of shares of common stock at any particular time could be difficult to achieve at the market prices prevailing immediately before such shares are offered. In addition, sales of substantial amounts of common stock, including shares issued upon the exercise of outstanding options and warrants, pursuant to Rule 144 under the Securities Act of 1933, as amended, or the Securities Act, or otherwise, could adversely affect the prevailing market price of our common stock and could impair our ability to raise capital at that time through the sale of our securities.

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

The sale of our common stock on the over-the-counter bulletin board and the potential designation of our common stock as a “penny stock” could impact the trading market for our common stock.

Our securities, as traded on the National Association of Securities Dealers, Inc.’s Over-the-Counter Bulletin Board, are subject to rules adopted by the Commission that impose special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited investors. For purposes of the rule, the phrase “accredited investors” means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse’s income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser’s written agreement to the transaction prior to the sale. Consequently, the rule may affect the ability of broker-dealers to sell our securities and also may affect the ability of purchasers to sell their securities in any market that might develop therefor.

 In addition, the Commission has adopted a number of rules to regulate “penny stock.” Because our securities may constitute “penny stock” within the meaning of the rules, the rules would apply to us and to our securities. The rules may further affect the ability of owners of our common stock to sell our securities in any market that might develop for them.

Stockholders should be aware that, according to the Commission, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) “boiler room” practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, resulting in investor losses.

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

Our executive officers and directors own a significant portion of our common stock, which could limit our stockholders’ ability to influence the outcome of key transactions.

 As of September 30, 2007, our executive officers and directors and their affiliates owned approximately 34.99% of our outstanding voting shares. As a result, our executive officers and directors are able to exert considerable influence over the outcome of any matters submitted to a vote of the holders of our common stock, including the election of our board of directors. The voting power of these stockholders could also discourage others from seeking to acquire control of us through the purchase of our common stock, which might depress the price of our common stock.

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

There were no changes in our internal control over financial reporting (as defined in Rules 13(a)-15(f) and 15(d)-15(f) under the Exchange Act) during the third fiscal quarter ended September 30, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Section 404 of the Sarbanes-Oxley Act of 2002 requires management’s review and evaluation of our internal control over financial reporting beginning with our Annual Report on Form 10-KSB for the fiscal year ending December 31, 2007, and an attestation of the effectiveness of these controls by our independent registered public accounting firm beginning with our Annual Report on Form 10-KSB for the fiscal year ending December 31, 2008. We plan to dedicate significant resources, including management time and effort, and to incur substantial costs in connection with our Section 404 assessment. We will continue to work to improve our controls and procedures, and to educate and train our employees on our existing controls and procedures in connection with our efforts to maintain an effective controls infrastructure.

PART II-OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On July 2, 2007, we entered into a note and warrant purchase agreement with an accredited investor, whereby we sold and issued, and the investor purchased, a senior secured promissory note in the aggregate principal amount of $750,000 and warrants to purchase 2,050,000 shares of the Company’s common stock at an exercise price of $0.25 per share. The note bears interest at a rate of 10% per annum and, at the option of the investor, is convertible into shares of our common stock during the first six months following the issue date of the note at a conversion price of $0.65. The warrants will be exercisable for shares of our common stock at any time on or after July 2, 2007 and at or before 5:00 p.m., Pacific time, on July 2, 2010. On August 24, 2007, we entered into a joinder to the note and warrant purchase agreement with three accredited investors, whereby we sold and issued, and the investors purchased, senior secured promissory notes in the aggregate principal amount of $250,000 and warrants to purchase 650,000 shares of the Company’s common stock at an exercise price of $0.25 per share. The notes and warrants were issued to the additional investors on the same terms and subject to the same conditions as the notes and warrants issued on July 2, 2007.

On August 24, 2007, we entered into a note and warrant purchase agreement with two institutional accredited investors, whereby we sold and issued, and the investors purchased, senior secured promissory notes in the aggregate principal amount of $1,250,000 and warrants to purchase 2,000,000 shares of our common stock at an exercise price of $0.25 per share. The notes bear interest at a rate of 10% per annum and, at the option of the investors, are convertible into shares of our common stock during the first six months following the issue date of the notes at a conversion price of $0.65. The warrants will be exercisable for shares of our common stock at any time on or after August 24, 2007 and at or before 5:00 p.m., Pacific time, on August 24, 2010.

In connection with the above-referenced offerings, we paid the finders a fee equal to $172,500 and issued the finders warrants to purchase an aggregate of 2,050,000 shares of our common stock at an exercise price of $0.25.

The notes, the warrants and the shares of our common stock issuable upon conversion of the notes or exercise of the warrants have not been registered under the Securities Act, and the foregoing may not be offered or sold in the United States absent registration or availability of an applicable exemption from registration. The notes and warrants, and the shares of our common stock issuable upon conversion of the notes or exercise of the warrants, were offered and sold in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act. The purchase agreements contain representations to support our reasonable belief that the investors had access to information concerning our operations and financial condition, that the investors acquired the notes and warrants for their own account and not with a view to the distribution thereof, and that the investors were “accredited investors” as defined by Rule 501 promulgated under the Securities Act.

Item 6. Exhibits

The exhibits set forth below are filed as part of this Quarterly Report on Form 10-QSB:

Exhibit Number	Description
10.1
Form of Note and Warrant Purchase Agreement, dated as of July 2, 2007, by and between Eugene Science, Inc. and the investor named therein (incorporated by reference to Exhibit 10.1 to Amendment No. 1 to the Current Report on Form 8-K filed with the Commission on November 16, 2007)

10.2
Form of Secured Senior Promissory Note issued pursuant to the Note and Warrant Purchase Agreement dated as of July 2, 2007 (incorporated by reference to Exhibit 10.2 to Amendment No. 1 to the Current Report on Form 8-K filed with the Commission on November 16, 2007).

10.3
Form of Common Stock Purchase Warrant issued pursuant to the Note and Warrant Purchase Agreement dated as of July 2, 2007 (incorporated by reference to Exhibit 10.3 to Amendment No. 1 to the Current Report on Form 8-K filed with the Commission on November 16, 2007).

10.4
Form of Note and Warrant Purchase Agreement, dated as of August 24, 2007, by and between Eugene Science, Inc. and the investors named therein (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on August 30, 2007, as amended November 16, 2007).

10.5
Form of Secured Senior Promissory Note issued pursuant to the Note and Warrant Purchase Agreement dated as of August 24, 2007 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Commission on August 30, 2007, as amended November 16, 2007).

10.6
Form of Common Stock Purchase Warrant issued pursuant to the Note and Warrant Purchase Agreement dated as of August 24, 2007 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Commission on August 30, 2007, as amended November 16, 2007).

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

EUGENE SCIENCE, INC.

Date: November 19, 2007	By:	/s/ Seung Kwon Noh
Seung Kwon Noh
President, Chief Executive Officer and Director (Principal Executive Officer)

Exhibit Index

Exhibit Number	Description
10.1
Form of Note and Warrant Purchase Agreement, dated as of July 2, 2007, by and between Eugene Science, Inc. and the investor named therein (incorporated by reference to Exhibit 10.1 to Amendment No. 1 to the Current Report on Form 8-K filed with the Commission on November 16, 2007)

10.2
Form of Secured Senior Promissory Note issued pursuant to the Note and Warrant Purchase Agreement dated as of July 2, 2007 (incorporated by reference to Exhibit 10.2 to Amendment No. 1 to the Current Report on Form 8-K filed with the Commission on November 16, 2007).

10.3
Form of Common Stock Purchase Warrant issued pursuant to the Note and Warrant Purchase Agreement dated as of July 2, 2007 (incorporated by reference to Exhibit 10.3 to Amendment No. 1 to the Current Report on Form 8-K filed with the Commission on November 16, 2007).

10.4
Form of Note and Warrant Purchase Agreement, dated as of August 24, 2007, by and between Eugene Science, Inc. and the investors named therein (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on August 30, 2007, as amended November 16, 2007).

10.5
Form of Secured Senior Promissory Note issued pursuant to the Note and Warrant Purchase Agreement dated as of August 24, 2007 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Commission on August 30, 2007, as amended November 16, 2007).

10.6
Form of Common Stock Purchase Warrant issued pursuant to the Note and Warrant Purchase Agreement dated as of August 24, 2007 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Commission on August 30, 2007, as amended November 16, 2007).

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