Form 10KSB
period 2007-12-31
EUGENE SCIENCE
filed 2008-04-14
CIK 1107685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO __________________

Commission file number 000-50601

EUGENE SCIENCE, INC.
(Name of small business issuer in its charter)

Delaware	33-0827004
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

The issuer’s revenues for the most recent fiscal year were $538,988.

As of March 31, 2008, the aggregate market value of voting and non-voting common stock held by non-affiliates of the issuer, based upon the closing sales price of $0.17 per share of common stock on March 31, 2008, was approximately $7,963,893.

The number of outstanding shares of the issuer’s common stock as of March 31, 2008 was 46,846,434

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

PART I

Item 1. Description of Business.

Overview

We are a global biotechnology company that develops, manufactures and markets nutraceuticals, or functional foods that offer health-promoting advantages beyond that of nutrition. Our primary products are our plant sterol products, including our CZTM -series of food additives, and our CholZeroTM -branded beverages and capsules.

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

Products

Plant Sterol and Cholesterol-Reduction Products

It has been well established that blood cholesterol, particularly low-density lipoprotein, or LDL, cholesterol, should be controlled in the body in order to minimize the risk of coronary heart disease. Excess LDL cholesterol can be oxidized to ultimately form plaque that can build up on artery walls, thereby restricting blood flow and elevating blood pressure. People with high blood cholesterol levels are typically advised by health professionals to exercise and consume a diet high in fiber and low in saturated fats and cholesterol. Although these measures can reduce blood cholesterol, other cholesterol-lowering interventions may be needed, including cholesterol-lowering medicines or adding plant sterol to the diet.

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

Research and Development

We invested approximately $291,803 and $52,543 in research and development of new products during our fiscal years ending December 31, 2006 and 2007, respectively. In addition to refining the manufacturing processes for our CZ-series products, we continue to perform research and development on other dietary supplements and nutraceuticals. For example, we have developed a microbial conversion technology for steroid hormone intermediates called AD/ADD. The production of chemicals utilizing microbial conversion technology is cost-effective since it produces less inactive isomers than the chemical synthesis and, therefore, requires less purification costs, and is friendly to the environment. AD/ADD is used as a raw material in steroid hormones such as Androgen, Estrogen, gluco-corticoids and mineral-corticoids. We have completed the development of the microbial strain used to establish the AD/ADD manufacturing process which secures an economically efficient level of production. In December 2007, we entered into a contract with the Korea Research Institute of Bioscience & Biotechnology, or KRIBB, for the joint testing of the AD/ADD which was developed by us. We expect to complete these joint tests during the first half of the 2008 fiscal year.

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

Korea

In May 2005, plant sterols, the main ingredient of our CZ-series additives, were formally approved as a health function food ingredient by the South Korean Food & Drug Administration, making it possible for us to advertise the cholesterol-lowering function of our CZ-series additives and food enriched with CZ-series additives. Because plant sterol is registered as a health functional food material, we do not have to apply for any additional approvals for our plant sterol products if they comply with requirements set forth in the Amendment of Health Functional Food Standards.

Japan

In Japan, the government allows Foods for Specified Health Use, of FOSHU, marks for products showing scientifically proven health functions. These marks are authorized for use pursuant to the requirements of the Nutrition Improvement Act of 1994 and the Food Sanitation Act of 1991. Under FOSHU law, any food containing plant sterols showing more than a 5% cholesterol-lowering efficacy through its clinical test may claim the health benefit of plant sterols in the food label. None of our current products are permitted to be sold with a FOSHU mark at this time. We have commenced the application process for the use of a FOSHU mark for our CZ-series additives, and we expect to complete the application process and to receive permission to use a FOSHU mark for our CZ-Series additives during the first half of our 2008 fiscal year.

United States

FDA regulations require that certain informational labeling be presented in a prescribed manner on all foods, drugs, dietary supplements and cosmetics. Specifically, the United States Federal Food, Drug, and Cosmetic Act, or FDCA, requires that foods, including dietary supplements, drugs and cosmetics, not be misbranded. In 1994, the Dietary Supplement Health and Education Act, or the DSHEA, which amended the FDCA, created a new regulatory framework for the safety and labeling of dietary supplements. Under the DSHEA, a manufacturer or distributor must notify the FDA if it intends to market a dietary supplement in the United States that contains a "new dietary ingredient." The manufacturer and distributor must demonstrate to the FDA why the ingredient is reasonably expected to be safe for use in a dietary supplement, unless it has been recognized as a food substance and is present in the food supply. This type of demonstration is referred to as a GRAS application.

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

Revenue

During our fiscal year ending December 31, 2006, we generated revenue from the sale of our CholZero capsules to Nutra Nano Tech and other distributors, from the sale of our functional cooking oil products to Amway Korea, from the sale of our crude oil products to OnBio Corporation and from the sale of our functional health foods. Sales to four major customers, including Amway Korea, accounted for 52% of our total revenue during the fiscal year ended December 31, 2006. During our fiscal year ending December 31, 2007, we generated revenue from sales of CZ-S to ADM, sales of our CholZero capsule to a single customer, sales of our functional cooking oil products to Amway Korea and sales of CZ-SO to a single customer. Sales to four major customers, including Amway Korea, accounted for 89.8% of our total revenue during the fiscal year ended December 31, 2007.

Manufacturing

We manufacture our CZ-series additives, corn oil and animal feed at our facility in Bucheon, Korea. Our CholZero-branded products are manufactured by third parties. We have several suppliers for our raw materials. However, we cannot easily replace ADM as the supplier of our raw plant sterol. Pursuant to our strategic alliance agreement with ADM, we are obligated to use their plant sterols when manufacturing products for the North American and European markets.

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

In March 2002, we entered into an exclusive distribution agreement with Hokuyo Koeki Co. to distribute our nutraceutical and functional food products in the Japanese market. Currently, seven products containing our CZ-series additives—fermented soy milk, instant rice, ice cream, cheese cake, Japanese Kyoja, Lamen instant noodles and tablets—are being manufactured in Japan.

In June 2005, we entered into a strategic alliance agreement with ADM for the exclusive marketing of our CZ-series additives in North America and Europe. ADM has been assisting us in developing a market for our CZ-series additives worldwide. ADM is one of the largest producers of plant sterol, which is the raw material of our CZ-series additives, and the company has a strong interest in increasing the value of plant sterols. Because we are obligated to purchase ADM's plant sterols as a raw material in the production of our CZ-series additives for use in North America and Europe, ADM will also benefit from the development of a strong market for CZ-series additives. In 2005, we also entered into an exclusive distribution agreement with Nutra Nano Tech to distribute our CholZero capsules in the United States, primarily via television infomercials. We terminated the agreement with Nutra Nano Tech on November 13, 2006.

On September 27, 2006, we entered into a distribution agreement with Ceragem International for the sale and distribution of our CholZero capsules in North America. In November 2006, we entered into a commissioned production and resource supply agreement with RexGene Biotech for the manufacture and marketing of several of our CZ-series products. RexGene Biotech began marketing CZ-series products through multiple channels, including network marketing, drug store chains, online shopping malls and direct response home shopping television, in January 2007. Under the terms of the agreement, we retain overseas distribution rights, including rights in the United States, for CZ-series products manufactured by RexGene Biotech, providing us with additional products to distribute through our distribution partners in Asia and elsewhere.

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

Employees

As of December 31, 2006, we employed 8 people on a full-time basis. We believe that the success of our business will depend, in part, on our ability to attract and retain qualified personnel. Our employees are not subject to a collective bargaining agreement, and we believe we have good relations with our employees.

Filing Status

We file periodic reports, current reports, proxy and information statements and other information with the Securities and Exchange Commission, or the Commission. We intend to make available on our website free of charge our annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such materials with or furnish them to the Commission. You may also read and copy any materials we file with the Commission at its Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain additional information about the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. In addition, the Commission maintains an Internet website, www.sec.gov , that contains our periodic reports, current reports, proxy and information statements, and other information regarding us that we file electronically with the Commission.

Item 2. Description of Property.

We own 116,962 square feet of land and 63,142 square feet of building space in Bucheon, Korea. In January 2004, we entered into an agreement to sell the land and building in Bucheon, Korea. The transfer of title pursuant to the agreement will occur on January 31, 2009. We own 19,978 square feet of office space in Seoul, Korea, which we use for our executive offices. In addition, due to the Korean government’s support for promising bio-tech companies, we entered into a 20 year lease agreement with the Kyonggi-Do provincial government for approximately 22,000 square feet of office, research and development, and production space and six acres of land in the Jang-An Industrial Complex, Hwa Sung City, Kyonggi-Do, Korea, under an operating lease that expires September 30, 2026. We will not be required to make any monthly rent payments to the Kyonggi-Do provincial government for this property. We believe that our current facilities will be adequate and suitable for our operations for the foreseeable future. We intend to keep the office space in Seoul for the time being. We will determine at a later date whether we would like to continue using the space as our corporate office or consolidate all operations in our new facility in Kyonggi-Do, at which time, we would either sell the space or rent it out for additional income.

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

	High	Low
Year Ended December 31, 2006
First Quarter	$1.75	$0.41
Second Quarter	1.55	0.75
Third Quarter	1.19	0.38
Fourth Quarter	1.00	0.35
Year Ended December 31, 2007
First Quarter	$0.50	$0.30
Second Quarter	0.56	0.15
Third Quarter	0.55	0.25
Fourth Quarter	0.50	0.20

On March 31, 2008, the closing sale price of our common stock on the OTCBB was $0.17 per share and there were 500 record holders of our common stock.

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

Going Concern

Our independent registered public accounting firm has expressed substantial doubt as to our ability to continue as a going concern, in its report for the fiscal year ended December 31, 2007, based on significant operating losses that we incurred and the fact that we do not have adequate working capital to finance our day-to-day operations. Our continued existence depends upon the success of our efforts to raise additional capital necessary to meet our obligations as they become due and to obtain sufficient capital to execute our business plan. We intend to obtain capital primarily through issuances of debt or equity. There can be no degree of assurance that we will be successful in completing additional financing transactions.

If we cannot obtain adequate funding or achieve revenues from the sale of our products, we may be required to significantly curtail or even shut down our operations.

Results of Operations

Revenue

Comparison of Fiscal Years Ended December 31, 2007 and 2006

Our total revenue decreased 7.4%, or $49,253, to $620,076 for the fiscal year ended December 31, 2007 as compared to $669,329 for the fiscal year ended December 31, 2006. The decrease in total revenue for the fiscal year ended December 31, 2007 was primarily attributable to a decrease in sales of our cooking oil products, partially offset by an increase in sales of our CZ-S additives to ADM. During the fiscal year ended December 31, 2007, we shipped an aggregate amount of ten tons of our CZ-S additives to ADM, which markets CZ-S as CardioAid™ CZ. ADM distributes CZ-S in North America and Europe and holds exclusive marketing rights to CZ-S as a beverage additive in those regions. Subsequent to the closing of the fiscal year ended December 31, 2007, we received additional orders from ADM for two tons of CZ-S, which we expect to ship and recognize in the second quarter of the 2008 fiscal year. Approximately 46.8% of our revenue in 2007, was derived from the sale of our supplemental products, including the sale of our CholZero-branded products and CZ-series additives.

Comparison of Fiscal Years Ended December 31, 2006 and 2005

We experienced a 24% decrease in revenue for our fiscal year ended December 31, 2006 as compared to our fiscal year ended December 31, 2005. Such decrease in revenue was primarily attributable to a decrease in sales of our cooking oil products, which was partially offset by an increase in sales of our CholZero-branded products. Revenue from our CholZero-branded products was $291,271 for our 2006 fiscal year, representing an increase of $107,129 from our 2005 fiscal year. This increase is primarily a result of increased sales of our CholZero-branded products in the United States and Southeast Asia. Approximately 81% of our revenue in 2006, or $541,914, was derived from the sale of our supplemental products, including the sale of our CholZero-branded products.

Cost of Goods Sold

Comparison of Fiscal Years Ended December 31, 2007 and 2006

Cost of goods sold decreased 9.8%, or $44,998, to $414,962 for the fiscal year ended December 31, 2007, as compared to $459,960 for the fiscal year ended December 31, 2006. The decrease in cost of goods sold for the fiscal year ended December 31, 2007 was primarily attributable to a decrease in sales of our functional cooking oil products to Amway Korea. Our gross margin for the fiscal year ended December 31, 2007 was approximately 33% of our revenue as compared to a gross margin of approximately 31% of our revenue for the fiscal year ended December 31, 2006. The change in our gross margin for the fiscal year ended December 31, 2007 was primarily attributable to an increase in sales of CZ-S to ADM.

Comparison of Fiscal Years Ended December 31, 2006 and 2005

For our fiscal year ended December 31, 2006, our cost of goods sold consisted primarily of $28,732 of production costs for our CholZero capsule, which we paid to a third party manufacturer. Our gross margin for the fiscal year ended December 31, 2006 was approximately 31% of our gross revenue, as compared to a gross margin of approximately 16.9% of our gross revenue for the fiscal year ended December 31, 2005. The change in our gross margin is due primarily to our purchase of raw materials for our cooking oil products and CholZero capsules.

Operating Expenses

Comparison of Fiscal Years Ended December 31, 2007 and 2006

Our operating expenses decreased 45.6%, or $1,276,420, to $1,524,341 for the fiscal year ended December 31, 2007, as compared to $2,800,761 for the fiscal year ended December 31, 2006. The decrease in operating expenses was primarily attributable to a decrease in professional fees and depreciation expenses.

Comparison of Fiscal Years Ended December 31, 2006 and 2005

We experienced a $329,178 increase in operating expenses in the fiscal year ended December 31, 2006 as compared to the fiscal year ended December 31, 2005 due primarily to an increase in professional fees and depreciation from our sale of certain real property.

Other Income (Expense)

Comparison of Fiscal Years Ended December 31, 2007 and 2006

Other expense primarily represents interest expenses and an impairment loss on investment securities. Other expense increased 294.3%, or $1,719,415, to $1,135,235 for the fiscal year ended December 31, 2007 as compared to other income of $584,180 for the fiscal year ended December 31, 2006. The increase in other expense for the fiscal year ended December 31, 2007 was primarily attributable to interest expenses and an impairment loss on investment securities without the offset from the gain on sale of real property that we recognized in the fiscal year ending December 31, 2006. All of our bank loans were in default as of December 31, 2007. The interest rate on such loans ranges from 15% to 18%.

Comparison of Fiscal Years Ended December 31, 2006 and 2005

The increase in interest expense for the fiscal year ended December 31, 2006 as compared to the fiscal year ended December 31, 2005 was primarily attributable to an increase in interest due on loans from our employees. In addition, all of our bank loans were in default as of December 31, 2006. The interest rates on such loans range from 15% to 18%.

Liquidity and Capital Resources

As of December 31, 2007, we had cash and cash equivalents of approximately $32,342 and negative working capital of approximately $14,639,965. As of December 31, 2006, we had cash and cash equivalents of approximately $9,031 and negative working capital of approximately $14,072,600. The increase in cash and cash equivalents at December 31, 2007 was primarily attributable to the proceeds from offerings of convertible promissory notes during the third quarter of our 2007 fiscal year. The increase in negative working capital at December 31, 2007 was primarily attributable to an increase in short-term debt resulting from our offerings of convertible promissory notes during the third quarter of our 2007 fiscal year.

We currently satisfy our working capital requirements primarily through cash flows generated from operations, bank loans and sales of equity and debt securities. For the fiscal year ended December 31, 2007, we had a net increase in cash and cash equivalents of approximately $23,311, as compared to a net decrease in cash and cash equivalents of approximately $4,435 for the fiscal year ended December 31, 2006.

As of December 31, 2006, we had cash and cash equivalents of approximately $9,031 and negative working capital of approximately $13,819,618. As of December 31, 2005, we had cash and cash equivalents of approximately $13,466 and negative working capital of approximately $17,757,508. The decrease in cash and working capital during the fiscal year ended December 31, 2006 was due primarily to the repayment of the outstanding principal and a portion of the accrued and unpaid interest owed under certain of our outstanding bank loans upon the sale of our real property in Bucheon, Kyonggi-Do, Korea.

Cash Used In Operating Activities

Cash used in operating activities decreased 42.6%, or $1,657,023, to $2,234,264 for the fiscal year ended December 31, 2007, as compared to $3,891,287 for the fiscal year ended December 31, 2006. The decrease is cash used in operating activities for the fiscal year ended December 31, 2007 was primarily attributable to decreases in accounts receivable and accrued interest payable and an increase in accounts payable.

Cash used in operating activities increased 1,067% to $3,891,287 for the fiscal year ended December 31, 2006, as compared to $333,423 for the fiscal year ended December 31, 2005. This increase of $3,557,864 resulted primarily from a gain on the sale of our real property in Bucheon, Kyonggi-Do, Korea, partially offset by a provision for loss on uncollectible related party loans.

Cash Used in Investing Activities

Cash used in investing activities increased 81.0%, or $226,088, to $505,139 for the fiscal year ended December 31, 2007, as compared to $279,051 for the fiscal year ended December 31, 2006. The increase in cash used in investing activities for the fiscal year ended December 31, 2006 was primarily attributable to acquisitions of equipment and increases in construction costs for our new manufacturing facility.

Cash used in investing activities increased 1,151% to $279,051 for the fiscal year ended December 31, 2006, as compared to $22,302 for the fiscal year ended December 31, 2005. This increase of $256,749 resulted primarily from our investment in securities available for sale.

Cash Provided By Financing Activities

Cash provided by financing activities decreased 31.5%, or $1,313,780, to $2,852,123 for the fiscal year ended December 31, 2007, as compared to $4,165,903 for the fiscal year ended December 31, 2006. The decrease in cash provided by financing activities was primarily attributable to our inability to raise additional funds from, among other things, the sale of our assets and debt and equity securities.

Cash provided by financing activities increased 1,118% to $4,165,903 for the fiscal year ended December 31, 2006, as compared to $342,025 for the fiscal year ended December 31, 2005. This increase of $3,823,878 resulted primarily from net proceeds on the sale of our real property in Bucheon, Kyonggi-Do, Korea, partially offset by the repayment of the outstanding principal and a portion of the accrued and unpaid interest due under certain of our outstanding bank loans and advances made by us to a related party.

Bank Loans

Since 1999, we have borrowed an aggregate principal amount of $3,889,259 from the Industrial Bank of Korea, or IBK. These loans bear interest at rates of 4.5% to 18% per annum and are due and payable on demand. A portion of these loans was secured by our real property located in Bucheon, Korea. Loans in the aggregate principal amount of $1,301,919 were guaranteed by the Korea Technology Credit Guarantee Fund, or KOTEC, a fund operated by the Korean government. During the first half of the 2006 fiscal year, we used the proceeds from the sale of our real property in Bucheon, Korea to repay all of the outstanding principal and a portion of the accrued and unpaid interest owed under the loans from IBK. At December 31, 2007, the accrued and unpaid interest owed by us to IBK under these loans was approximately $2,112,520.

In December 2004, we obtained a short-term loan from the National Agricultural Cooperative Federation, or the NACF, in the principal amount of $1,946,105. This loan bears interest at a rate of 4.6% per annum and was due on December 22, 2005. This loan is guaranteed by KOTEC. At December 31, 2007, the loan had not been repaid to NACF and the aggregate outstanding principal balance and accrued and unpaid interest on such loan was approximately $$1,365,934.

In September 2002, we obtained a short-term loan from ChoHeung Bank in the principal amount of $278,805. This loan has an interest rate of 9.5%, was due on August 1, 2004 and is personally guaranteed by Mr. Noh, our president, chief executive officer, chairman of the board and principal stockholder. At December 31, 2007, the aggregate principal balance and accrued and unpaid interest on such loan was approximately $304,148. In each of July 2001 and December 2002, we entered into loan arrangements with Kookmin Bank. Each loan has a principal amount of $1,000,000, is unsecured and bears interest at the rate of 6.22% or 11.22% per annum, respectively. Both loans were due and payable on November 15, 2004. At December 31, 2007, the aggregate principal balance and accrued and unpaid interest on such loans was approximately $1,337,620.

On July 12, 2007, we entered into a debt restructuring agreement with KOTEC pursuant to which we paid approximately $82,000, or 75,000,000 Korean Won, in principal on debt of approximately $3,300,000 in exchange for which KOTEC agreed to extinguish $1,200,000 in debt. The remaining $2,110,000 will be paid, interest free, and following a three-year grace period, over a ten-year period beginning in 2010.

Additionally, we held advanced discussions and reached preliminary restructuring or workout agreements with creditors holding approximately $12,000,000 in debt which we intend to implement through the first half of 2008 in order to further strengthen our balance sheet.

Notes

On October 9, 2004, we issued KOTEC a note in connection with its payout as guarantor of a convertible debenture issued by us. The note bears interest at a rate of 21% per annum, is guaranteed by Mr. Noh, our president, chief executive officer, chairman of the board and principal stockholder, and is due and payable on demand. To date, KOTEC has made no demands for payment of this note. At December 31, 2007, the outstanding balance of this note was $$2,250,000.

In October 2003, we issued a note in the principal amount of $47,772, bearing interest at a rate of 9% per annum, to Jae Ho Lee, the president of UcoleBio Corp., an entity in which Eugene Science Korea, our subsidiary, has a 73% ownership interest. The note is due and payable on demand and, to date, Mr. Lee has made no demands to us for payment of this note. At December 31, 2007, the outstanding balance of this note was $52,353.

In February 2002, we issued a note in the principal amount of $100,000, bearing interest at a rate of 8% per annum, to Kyungioils Co., Ltd. The note is due and payable on demand and, to date, no demands have been made to us for payment of this note. At December 31, 2007, the outstanding balance of this note was $19,982.

In July and August 2007, we issued $2,250,000 in secured convertible notes to several investors along with warrants to purchase 3,200,000 shares of our common stock at an exercise price of $0.25 per share. The notes bear interest at 10% per annum, and, at the option of the investors, were convertible into shares of our common stock during the first six months following the issue date of the notes at a conversion price of $0.65. None of the investors converted the notes into shares of our common stock during such six-month period.

Government Loans

On March 2, 2003, we received a non-interest bearing, unsecured loan from the Korean government in the principal amount of $61,779. Pursuant to its terms, the loan was to be repaid in three annual installments of $20,593, beginning February 26, 2004. The loan matured in its entirety in February 2006. At December 31, 2007, we were $22,568 in arrears under this loan.

We received a $316,181 loan from the Korean government in connection with certain of our research and development projects over the period from 1999 to 2002. These research and development projects were not successful and, as a result, we are obligated to repay the principal amount of the loan to the Korean government. We repaid $21,034 of the amount due under this loan in our 2004 fiscal year. At December 31, 2007, we were $45,134 in arrears under this loan arrangement.

Critical Accounting Policies

Our financial position, results of operations and cash flows are impacted by the accounting policies we have adopted. In order to get a full understanding of our financial statements, one must have a clear understanding of the accounting policies employed. A summary of our critical accounting policies follows:

Basis of Financial Statement Presentation. Our financial statements have been prepared with the assumption that we will be able to realize our assets and discharge our liabilities in the normal course of business.

Basis of Consolidation. The reverse-takeover transaction between us and Eugene Science Korea has been recorded as a recapitalization, with our net assets brought forward at their historical basis. Since we were a shell company listed on a United States stock market, Eugene Science Korea acquired us in order to enter the United States market. As such, accounting for the reverse-takeover as a recapitalization was deemed appropriate. The consolidated financial statements include our accounts in the United States and the accounts of Eugene Science Korea and Ucolebio, Inc. in Korea. Significant inter-company transactions, if any, have been eliminated in consolidation. Minority interests are recorded to the extent of their equity. Losses in excess of minority interest equity capital are charged against the majority interest and will be reversed when the losses reverse.

Use of Estimates. Preparation of our financial statements in accordance with accounting principles generally accepted in the United States requires our management to make estimates and assumptions that affect the amounts reported in our financial statements and related notes to our financial statements. These estimates are based on our management's best knowledge of current events and actions we may undertake in the future. Actual results may ultimately differ from estimates, although our management does not believe such changes will materially affect our financial statements in any individual year.

Revenue Recognition. We generate revenue from sales of manufactured goods and merchandise and rental of our buildings. Revenue from product sales is recognized in accordance with Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." For manufactured finished goods, we recognize revenue when there is a definitive sales agreement, and upon shipment of products, when title is passed and the amount collectible can reasonably be determined. For merchandise sales, we recognize revenue upon shipment of products, when title is passed and the amount collectible can reasonably be determined. For rental income, we retain substantially all of the benefits and risks of ownership of its income properties and therefore recognize revenue upon receipt of monthly rent.

Government Grants. Government grants are recognized as income over the periods that are necessary to match them with the related costs.

Currency Translation. Our functional currency is the Korean Won. Adjustments occurring in translating the currency into United States dollars at the balance sheet date are recorded as a component of other comprehensive income (loss). Foreign currency transactions of our Korean operations have been translated to Korean Won at the rate prevailing at the time of the transaction. Realized foreign exchange gains and losses were taken into current period.

Cash and Cash Equivalents. Highly liquid investments with maturities of three months or less when purchased are considered cash equivalents and recorded at cost, which approximates fair value.

Allowance for Doubtful Accounts. Allowance for doubtful accounts is computed based on our historical experience and our management’s analysis of possible bad debts. Accounts receivable are shown net of allowance for doubtful accounts of $0 and $67,783 at December 31, 2007 and 2006, respectively.

Properties and Equipment. Properties and equipment are stated at cost. Major renewals and betterments are capitalized and expenditures for repairs and maintenance are charges to expense as incurred. Depreciation is computed using the straight-line method over the following periods:

Building and improvements	20-40 years
Machinery and equipment	10 years
Vehicles	5 years
Office furniture and fixtures	3-5 years

Intangible Assets. Intangible assets such as cost of obtaining industrial rights and patents are stated at cost, net of amortization computed using the straight-line method over five to ten years.

Inventories. Inventories are stated at the lower of cost or net realizable value. Net realizable value is determined by deducting selling expenses from selling price. The cost of inventories is determined on the first-in first-out method, except for materials-in-transit for which the specific identification method is used. The components of inventories at December 31, 2007 and 2006 were as follows:

	2007	2006

Raw materials	$15,156	$14,725
Finished goods	24,796	19,374

Total	$39,952	$34,099

Investments. Investments in available-for-sale securities are being recorded in accordance with FAS 115, "Accounting for Certain Investments in Debt and Equity Securities." Equity securities that are not held principally for the purpose of selling in the near term are reported at fair market value with unrealized holding gains and losses excluded from earnings and reported as a separate component of stockholders' equity.

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

Concentration of Credit Risk. SFAS No. 105, “Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentration of Credit Risk,” requires disclosure of any significant off-balance sheet risk and credit risk concentration. We do not have significant off-balance sheet risk or credit concentration. We maintain cash, cash equivalents and short-term investments with major Korean financial institutions. We provide credit to our customers in the normal course of operations. We carry out, on a continuing basis, credit checks of our customers, and maintain allowance for credit losses contingent upon our management’s forecasts. For other receivables, we determine, on a continuing basis, the probable losses and set up a provision for losses based on the estimated realizable value. Concentration of credit risk arises when a group of clients having similar characteristics such that their ability to meet their obligations is expected to be affected similarly by changes in economic conditions.

Income Taxes. We account for income taxes pursuant to SFAS No. 109, “Accounting for Income Taxes.” Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets are reduced by a valuation allowance when, in the opinion of our management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Comprehensive Income. We record our other comprehensive income under SFAS No. 130, “Reporting of Comprehensive Income,” which establishes standards for reporting and presentation of comprehensive income and its components. Our other comprehensive income represents unrealized gain or loss on available-for-sale marketable securities and foreign currency translation adjustment.

Earnings per Share. SFAS No. 128, “Earnings per Share,” requires disclosure on the financial statements of basic and diluted earnings per share. Basic earning (loss) per share is computed by dividing the net earning (loss) by the weighted average number of shares of common stock outstanding during the year. Diluted earning (loss) per share is determined using the weighted average number of common shares outstanding during the year, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options and warrants.

Commitments and Contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonable estimated.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standard Board, or the FASB, issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in our financial statements in accordance with Statement of Financial Accounting Standards, or SFAS, No. 109. FIN 48 prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The provisions of FIN 48 are effective for the fiscal years beginning after December 15, 2006. We do not expect that the adoption of FIN 48 will have a significant effect on our financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, or SAB No 108. SAB No. 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. Under SAB No. 108, we should quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a misstatement that is material when all relevant quantitative and qualitative factors are considered. The adoption of SAB 108 did not have any impact on our financial statements.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities," or SFAS No. 159, which permits entities to measure financial instruments and certain other items at fair value that are not currently required to be measured at fair value. An entity would report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The decision about whether to elect the fair value option is applied instrument by instrument, with a few exceptions. The decision is irrevocable and it is applied only to entire instruments and not to portions of instruments. SFAS No. 159 requires disclosures that facilitate comparisons (a) between entities that choose different measurement attributes for similar assets and liabilities and (b) between assets and liabilities in the financial statements of an entity that selects different measurement attributes for similar assets and liabilities. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year provided the entity also elects to apply the provisions of SFAS No. 157 "Fair Value Measurements.” Upon implementation, an entity shall report the effect of the first remeasurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings. Since the provisions of SFAS No. 159 are applied prospectively, any potential impact will depend on the instruments selected for fair value measurement at the time of implementation. We are currently evaluating the impact, if any, that the adoption of SFAS No. 159 will have on our financial statements.

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

As a result of our substantial historical operating losses, limited revenues and working capital and our capital needs, our auditors added a going concern qualification in their report contained in our audited consolidated financial statements for the fiscal year ended December 31, 2007 which raises substantial doubt about our ability to continue as a going concern. While we have relied principally in the past on external financing to provide liquidity and capital resources for our operations, we can provide no assurance that cash generated from our operations together with cash received in the future from external financing will be sufficient to enable us to continue as a going concern.

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

In the fiscal year ended December 31, 2007, sales to four major customers accounted for 89.8% of our total revenue. We may fail to capture a share of the market for such products. Because we are dependent on a limited number of customers, any decrease or elimination of such customers’ purchases could materially harm our business.

If we are not able to attract and retain key management and scientific personnel, our efforts to develop our products and achieve our other business objectives could be delayed or substantially impaired.

We are highly dependent on key marketing, research and development and management personnel, particularly Seung Kwon Noh, our president and chief executive officer; Byung Ho Hoang, our chief financial officer; Tae Hwan Lee, our vice president, domestic marketing; Se Cheon Ahn, our vice president, research and development; Seo Young Lee, our chief research scientist; and Seo Young Lee, our principal research scientist. Although we do not have any reason to believe that we may lose the services of any of these persons in the foreseeable future, the loss of the services of any of these persons might impede the achievement of our research, development and commercialization objectives. Recruiting and retaining qualified scientific and business personnel will also be critical to our success. We may not be able to attract and retain these personnel on acceptable terms given the competition among numerous nutraceutical and biotechnology companies, academic institutions, government entities and other research organizations for similar personnel.

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

International sales may account for a significant portion of our revenues. International sales can be subject to many inherent risks that are difficult or impossible for us to predict or control, including:

•	expected changes in regulatory requirements and tariffs;

•	difficulties and costs associated with staffing and managing foreign operations, including foreign distributor relationships;

•	longer accounts receivable collection cycles in certain foreign countries;

•	adverse economic or political changes;

•	unexpected changes in regulatory requirements;

•	more limited protection for intellectual property in some countries;

•	changes in our international distribution network and direct sales force;

•	potential trade restrictions, exchange controls and import and export licensing requirements;

•	potentially adverse tax consequences of overlapping tax structure;

•	and foreign currency fluctuations.

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

Except with respect to the adoption of our Code of Conduct and Ethics and our compliance with certain requirements specifically applicable to our Annual Report on Form 10-KSB and our other periodic reports, our management has not completed all of the processes necessary to comply with certain requirements of the Sarbanes-Oxley Act of 2002, including, specifically, the process necessary to implement the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires our management to assess the effectiveness of our internal control over financial reporting and include an assertion in our annual report as to the effectiveness of our internal control over financial reporting for the fiscal year ending December 31, 2007. Beginning with our annual report for the fiscal year ending December 31, 2008, unless otherwise amended by the Commission, our independent registered public accounting firm will be required to attest to whether our assessment of the effectiveness of our internal control over financial reporting is fairly stated in all material respects and separately report on whether it believes we maintained, in all material respects, effective internal control over financial reporting. Because of our management's lack of resources, and our limited operations, we have not completed the process of preparing the system and process documentation, performing an evaluation of our internal controls required for our management to make this assessment and for the auditors to provide their attestation report, and accordingly, have not begun testing the effectiveness of these internal controls. We expect that this process will require significant amounts of our management’s time and resources, as well as higher expenses in the form of higher audit and review fees, higher legal fees and higher internal costs to document, test and potentially remediate internal controls. Accordingly, with respect to Section 404 in particular, there exists a significant risk that we will not be able to meet all the requirements of Section 404 by the end of fiscal year 2007, when our management is required to report on our internal controls, or by the end of fiscal year 2008 when we are required to provide our auditor's opinion thereon. Additionally, even in the event we attempt to comply with Section 404, in the course of evaluation and testing, management may identify deficiencies that will need to be addressed and remediated, which could potentially have a material adverse effect on our stock price and could result in significant additional expenditures.

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

The formulation, manufacturing, packaging, labeling, advertising, distribution, and sale of functional foods and food additives, such as those sold by us, are subject to regulation by a number of federal, state and local agencies, including the United States Food and Drug Administration, which we refer to herein as the FDA, and the United States Federal Trade Commission, which we refer to herein as the FTC, as well as government agencies in other countries where we may operate. Among other matters, this regulation is concerned with product safety and claims made with respect to a product's ability to provide health-related benefits. These agencies have a variety of procedures and enforcement remedies available to them, including the following:

•	initiating investigations;

•	issuing warning letters and cease and desist orders;

•	requiring corrective labeling or advertising;

•	requiring consumer redress, such as requiring that we offer to repurchase products previously sold to consumers;

•	seeking injunctive relief or product seizures;

•	and imposing civil penalties or commencing criminal prosecution.

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

The market price of our common stock is likely to be highly volatile as the stock market in general has been highly volatile. Factors that could cause such volatility in our common stock may include, among other things:

•	actual or anticipated fluctuations in our quarterly operating results;

•	announcements of technological innovations;

•	conditions or trends in our industry;

•	and changes in the market valuations of other comparable companies.

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

As of December 31, 2007, our officers and directors and their affiliates owned approximately 29.48% of our outstanding voting shares. As a result, our officers and directors are able to exert considerable influence over the outcome of any matters submitted to a vote of the holders of our common stock, including the election of our board of directors. The voting power of these stockholders could also discourage others from seeking to acquire control of us through the purchase of our common stock, which might depress the price of our common stock.

Item 7. Financial Statements.

Our consolidated balance sheet as at December 31, 2007 and 2006, consolidated statements of operations, stockholders’ deficit and cash flows for the years ended December 31, 2007 and 2006, notes to our consolidated financial statements and the report of our independent registered public accounting firm are referenced below.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 8A. Controls and Procedures.

Internal Control Over Financial Reporting

We are a non-accelerated filer and are required to comply with the internal control reporting requirements mandated by Section 404 of the Sarbanes-Oxley Act of 2002 beginning with this Annual Report of Form 10-KSB for the fiscal year ending December 31, 2007. Although we are in the process of implementing internal control systems and procedures which comply with these requirements, due to our lack of resources and personnel and our limited operations we have not completed the process of preparing the systems and procedures necessary for such compliance and, therefore, our management has not begun testing and cannot issue a report on the effectiveness of our internal control over financial reporting. We have retained an outside consultant to assist us in the process of implementing these internal control systems and procedures, and we expect to be compliant with Section 404 of the Sarbanes-Oxley Act of 2002 and the internal control reporting requirements set forth therein beginning with our Quarterly Report on Form 10-Q for the quarter ending June 30, 2008.

This Annual Report on Form 10-KSB does not include an attestation report from our independent registered public accounting firm regarding our internal control over financial reporting and our independent registered public accounting firm has not attested to management’s report on our internal control over financial reporting.

Disclosure Controls and Procedures

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

Changes In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13(a)-15(f) and 15(d)-15(f) under the Exchange Act) during the fourth fiscal quarter ended December 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 8B. Other Information.

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

Name	Age	Position
Seung Kwon Noh	47	President, Chief Executive Officer and Chairman of the Board
Tae Hwan Lee	45	Senior Vice President, Sales and Marketing, and Director
Se Cheon Ahn	47	Senior Vice President, Plant and Manufacturing, and Director
Tony Kim	35	Director

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

Name	Age	Position
Seung Kwon Noh	47	President, Chief Executive Officer and Director
Tae Hwan Lee	45	Senior Vice President, Sales and Marketing, and Director
Se Cheon Ahn	47	Senior Vice President, Plant and Manufacturing, and Director
Byung Ho Hoang	42	Chief Financial Officer

Biographical summaries regarding Messrs. Noh, Lee and Ahn were presented above.

Byung Ho Hoang joined us in 2008 and serves as our chief financial officer. Prior to joining us, Mr. Hoang served on the staff of the accounting department for Daewoo Corporation from 1991 to 1999, as a manager of the accounting department for HP Man.com from 2000 to 2002, and as manager of the accounting department for OnBio Corporation from 2002 to 2007. Mr. Hoang received a bachelor of arts degree in business administration from Korea University.

None of our executive officers is a party to any employment agreement with us. Each of Mr. Lee and Mr. Ahn is a party to employment agreements with Eugene Science Korea, our majority-owned subsidiary.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities, to file with the Commission initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Officers, directors and greater than ten percent shareholders are required by the rules and regulations of the Commission to furnish us with copies of all Section 16(a) forms they file. To our knowledge and based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the year ended December 31, 2007, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

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

Item 10.  Executive Compensation

Eugene Science

The following table sets forth the salary and bonus earned for the fiscal years ended December 31, 2007 and December 31, 2006, by our chief executive officer. None of our other executive officers earned total annual salary and bonus in excess of $100,000 during the fiscal year ended December 31, 2007. Our chief executive officer shall be referred to herein as the “Named Executive Officer.”

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Seung Kwon Noh	2007	$73,000	—	—	$—	—	—	—	$73,000
Chief Executive Officer and President	2006	145,000	—	—	342,000	—	—	—	487,000

(1)
Option awards reflect the dollar amount recognized for financial statement purposes for 2007, in accordance with SFAS 123(R), "Accounting for Stock Based Compensation," and SFAS 148, "Accounting for Stock Based Compensation—Transition and Disclosure." Assumptions used in the calculation of these amounts are included in note 13 to our audited financial statements for the fiscal year ended December 31, 2007 included herein.

Outstanding Equity Awards at Fiscal Year-End

Our named Executive Officer did not hold any unexercised stock options, unvested shares of stock or equity incentive plan awards as of December 31, 2007.

Director Compensation

We currently do not pay any fees to our directors or any fees for each board meeting which is attended in person or telephonically. We do, however, reimburse directors for their reasonable travel expenses to attend meetings.

Employment Agreements

We have not entered into an employment agreement with our Named Executive Officer.

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information known to us regarding the beneficial ownership of our common stock as of March 31, 2008 by: (i) each stockholder known to us to be a beneficial owner of more than five percent (5%) of our common stock; (ii) each of our directors; (iii) our Named Executive Officer; and (iv) all of our current directors and executive officers as a group.

Name and Address (1)	Number of Shares Beneficially Owned (2)	Percentage of Outstanding Shares (2)
Seung Kwon Noh (3)	10,007,178	21.36%
Tony Kim (4)	2,306,339	4.92%
Se Cheon Ahn	—	*
Tae Hwan Lee	—	*
H&Q Asia Pacific (5)	2,767,339	5.90%
Telos, LLC (6)	2,306,339	4.92%
All directors and executive officers as a group (4 persons)	12,313,517	26.28%

*	less than one percent (1%).
(1)	Unless otherwise indicated, the business address of each holder is: c/o Eugene Science, Inc., 8th Floor, LG Palace Building, 165-8 Donggyo-Dong, Mapo-Gu, Seoul, Korea.
(2)
Beneficial ownership is determined in accordance with the rules of the Commission and includes voting and investment power with respect to shares. Unless otherwise indicated, the persons named in the table have sole voting and sole investment control with respect to all shares beneficially owned, subject to community property laws where applicable. The number and percentage of shares beneficially owned are based on 46,846,434 shares of common stock outstanding as of March 31, 2008. Shares of common stock subject to options and warrants currently exercisable, or exercisable within 60 days of March 31, 2008, are deemed beneficially owned and outstanding for purposes of computing the percentage of the person holding such securities, but are not considered outstanding for computing the percentage of any other person.

(3)
Includes (i) 728,346 shares beneficially owned by Mr. Noh's spouse, and (ii) 628,635 shares held by OnBio Corporation, an entity of which Mr. Noh is an executive officer and has an ownership interest. Mr. Noh may be deemed to beneficially own the shares held by OnBio Corporation, but disclaims beneficial ownership in such shares except to the extent of his pecuniary interest therein.

(4)
Consists of 2,306,339 shares of common stock held by Telos, LLC, an entity of which Mr. Kim is a director and executive officer and has an ownership interest. Mr. Kim may be deemed to beneficially own the shares held by Telos, LLC, but disclaims beneficial ownership in such shares except to the extent of his pecuniary interest therein.

(5)	Includes 1,383,803 shares held by APGF3 Korea Investment and 1,383,803 shares held by KGRF Korea Investment, both of which are affiliates of H&Q Asia Pacific.
(6)	Address is 6300 Wilshire Blvd., Suite 1730, Los Angeles, California 90048. Mr. Kim, one of our directors, is a director and executive officer and has an ownership interest in Telos, LLC.

Equity Compensation Plan Information

The following table sets forth information regarding outstanding options and rights and shares reserved for future issuance under our existing equity compensation plan as of December 31, 2007:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance
Equity compensation plan approved by security holders:
2006 Stock Incentive Plan	—	$—	400,000
Equity compensation plans not approved by security holders: None	—	—	—

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

Boo Won Sil Up

During our 2007 and 2006 fiscal years, we purchased goods from Boo Won Sil Up, an entity controlled by the father of Mr. Noh, our president, chief executive officer, chairman of the board and principal stockholder. As of December 31, 2007, we had an account payable of $49,565 due to Boo Won Sil Up.

Transactions with Officers and Directors

At various times during our 2007 fiscal year, we received advances from Mr. Noh, our president, chief executive officer, chairman of the board and principal stockholder, in the aggregate amount of $132,137. The advances accrue interest at a rate of 9% per annum and are due and payable on demand. At December 31, 2007, we had received $6,407 in advances from Mr. Noh.

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

10.14
Employment Agreement between Eugene Science (Korea) and Jae Hong Yoo, dated July 28, 2002 (incorporated by reference to Exhibit 10.15 to our Current Report on Form 8-K filed with the Commission on October 6, 2005).*

10.15
Employment Agreement between Eugene Science (Korea) and Se Cheon Ahn, dated January 4, 2003 (incorporated by reference to Exhibit 10.16 to our Current Report on Form 8-K filed with the Commission on October 6, 2005).*

10.16
Employment Agreement between Eugene Science (Korea) and Tae Hwan Lee, dated January 7, 2001 (incorporated by reference to Exhibit 10.17 to our Current Report on Form 8-K filed with the Commission on October 6, 2005).*

10.17
Commissioned Production and Resource Supply Agreement between Eugene Science (Korea) and RexGene Biotech Co., Ltd., dated January 3, 2007 (incorporated by reference to Exhibit 10.18 to our Annual Report on Form 10-KSB filed with the Commission on April 17, 2007).

10.18
Distribution Agreement between Eugene Science (Korea) and Ceragem International, Inc., dated September 27, 2006 (incorporated by reference to Exhibit 10.19 to our Annual Report on Form 10-KSB filed with the Commission on April 17, 2007).

10.19
Form of Note and Warrant Purchase Agreement, dated as of July 2, 2007, by and between Eugene Science, Inc. and the investor named therein (incorporated by reference to Exhibit 10.1 to Amendment No. 1 to our Current Report on Form 8-K filed with the Commission on November 16, 2007).

10.20
Form of Secured Senior Promissory Note issued pursuant to the Note and Warrant Purchase Agreement dated as of July 2, 2007 (incorporated by reference to Exhibit 10.2 to Amendment No. 1 to our Current Report on Form 8-K filed with the Commission on November 16, 2007).

10.21
Form of Common Stock Purchase Warrant issued pursuant to the Note and Warrant Purchase Agreement dated as of July 2, 2007 (incorporated by reference to Exhibit 10.3 to Amendment No. 1 to our Current Report on Form 8-K filed with the Commission on November 16, 2007).

10.22
Form of Note and Warrant Purchase Agreement, dated as of August 24, 2007, by and between Eugene Science, Inc. and the investors named therein (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on August 30, 2007).

10.23
Form of Secured Senior Promissory Note issued pursuant to the Note and Warrant Purchase Agreement dated as of August 24, 2007 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the Commission on August 30, 2007).

10.24
Form of Common Stock Purchase Warrant issued pursuant to the Note and Warrant Purchase Agreement dated as of August 24, 2007 (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the Commission on August 30, 2007).

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

Item 14.  Principal Accountant Fees and Services

The following table sets forth the aggregate fees billed to us by our current independent registered public accounting firm and SF Partnership, LLP, our former independent registered public accounting firm, for the fiscal years ended December 31, 2006 and December 31, 2007:

	December 31, 2006	December 31, 2007

Audit Fees (1)	$72,725	$76,431
Audit-Related Fees	—	—
Tax Fees (2)	7,439	—
All Other Fees	—	—
Total	$80,164	$76,431

(1)
Includes fees for the professional services rendered for the audit of our annual financial statements included in our annual report on Form 10-KSB and for review of the financial statements included in our quarterly reports on Form 10-QSB.

(2)	Includes fees for the preparation and filing of our annual corporate tax returns.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

EUGENE SCIENCE, INC.

By:	/s/ Seung Kwon Noh
Seung Kwon Noh
President and Chief Executive Officer
(Principal Executive Officer)

Date: April 14, 2008

POWER OF ATTORNEY

We, the undersigned directors and officers of Eugene Science, Inc., do hereby constitute and appoint Seung Kwon Noh and Byung Ho Hwang, and each of them, as our true and lawful attorneys-in-fact and agents with power of substitution, to do any and all acts and things in our name and behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorneys-in-fact and agents may deem necessary or advisable to enable said corporation to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Annual Report on Form 10-KSB, including specifically but without limitation, power and authority to sign for us or any of us in our names in the capacities indicated below, any and all amendments (including post-effective amendments) hereto; and we do hereby ratify and confirm all that said attorneys-in-fact and agents, shall do or cause to be done by virtue hereof.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Seung Kwon Noh	President, Chief Executive Officer and Director
Seung Kwon Noh	(Principal Executive Officer)	April 14, 2008

/s/ Byung Ho Hwang	Chief Financial Officer
Byung Ho Hwang	(Principal Financial and Accounting Officer)	April 14, 2008

/s/ Tae Hwan Lee
Tae Hwan Lee	Director	April 14, 2008

/s/ Se Cheon Ahn
Se Cheon Ahn	Director	April 14, 2008

/s/ Tony Kim
Tony Kim	Director	April 14, 2008

EUGENE SCIENCE, INC.
AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

WITH

INDEPENDENT ACCOUNTANTS’ REPORT

EUGENE SCIENCE, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Eugene Science, Inc.

We have audited the accompanying consolidated balance sheets of Eugene Science, Inc. and Subsidiaries (a Delaware corporation) (collectively, the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ deficit and comprehensive loss, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Eugene Science, Inc. and Subsidiaries as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and had working capital deficiencies as of December 31, 2007 and 2006, which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Los Angeles, California

March 17, 2008

EUGENE SCIENCE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2007 AND 2006

ASSETS

	2007	2006

Current assets:
Cash and cash equivalents (Note 2)	$32,342	$9,031
Restricted cash (Note 3)	6,112	5,818
Accounts receivable (Notes 2 and 17)	175,504	77,064
Inventories (Note 2)	39,952	34,099
Due from related parties (Note 4)	52,308	1,250,211
Receivable from unsettled contract (Note 6)	650,959	942,686
Prepaid expenses and other current assets (Note 7)	156,125	181,909

Total current assets	1,113,302	2,500,818

Property and equipment (Note 5)	1,482,680	1,168,767

Other assets:
Investments (Note 8)	354	333,851
Intangible assets	141,688	188,181
Deposits	8,795	83,195

Total other assets	150,837	605,227

Total assets	$2,746,819	$4,274,812

See auditor’s report and the accompanying notes to the consolidated financial statements.

EUGENE SCIENCE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2007 AND 2006

LIABILITIES AND STOCKHOLDER'S DEFICIT

	2007	2006
Current liabilities:
Accounts payable and accrued expenses	$2,942,034	$3,739,452
Accrued interest payable	4,848,221	4,411,996
Deposit from customers	98,951	317,498
Loan payable, current portion (Note 9)	5,548,996	7,198,517
Convertible debenture (Note 10)	2,250,000	-
Due to shareholders and officers (Note 11)	65,065	905,955

Total current liabilities	15,753,267	16,573,418

Long-term liabilities:
Accrued severance benefits (Note 12)	316,232	592,981
Rental deposits	64,116	64,516
Long-term debt, net of current portion (Note 9)	2,135,087	22,709

Long-term liabilities	2,515,435	680,206

Total liabilities	18,268,702	17,253,624

Stockholders' deficit:
Common stock (Note 13)	41,116	40,316
Additional paid-in-capital	16,579,251	16,579,251
Accumulated other comprehensive loss	(3,307,874)	(3,218,465)
Accumulated deficit	(28,834,376)	(26,379,914)

Total stockholders' deficit	(15,521,883)	(12,978,812)

Total liabilities and stockholders' deficit	$2,746,819	$4,274,812

See auditor’s report and the accompanying notes to the consolidated financial statements.

EUGENE SCIENCE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006

Net sales (Note 15)	$620,076	$669,329

Cost of goods sold (Note 15)	414,962	459,960

Gross profits	205,114	209,369

Operating expenses	1,524,341	2,800,761

Operating losses	(1,319,227)	(2,591,392)

Other income (expenses):
Gain from sale of property (Note 5)	-	5,314,728
Gain from discharge of related party loans	222,665	-
Net rental income	-	135,027
Miscellaneous income (expense)	(16,572)	9,475
Net interest expenses	(859,041)	(2,071,012)
Impairment loss on investment securities	(482,287)	-
Loan loss reserve on related party loans	-	(2,804,038)

Net other income (expenses)	(1,135,235)	584,180

Loss before income taxes	(2,454,462)	(2,007,212)

Income taxes (Note 14)	-	-

Net losses	(2,454,462)	(2,007,212)

Other comprehensive losses:
Unrealized loss on investment	-	(471,654)
Foreign currency translation adjustment	(89,409)	(968,945)
	(89,409)	(1,440,599)

Comprehensive losses	$(2,543,871)	$(3,447,811)

Basic and diluted earnings (loss) per share	$(0.06)	$(0.05)

Weighted average number of shares outstanding during the periods – basic and diluted (Note 13)	40,715,705	37,345,443

See auditor’s report and the accompanying notes to the consolidated financial statements.

EUGENE SCIENCE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

			Paid in	Accumulated
			Capital in	Other
	Common Stock		Excess of	Comprehensive	Accumulated
	Shares	Amount	Par value	Income (loss)	Deficit	Total

Balance, January 1, 2006 (Note 13)	34,375,180	$31,166	$16,418,734	$(1,777,866)	$(24,372,702)	$(9,700,668)

Issuance of shares for consulting services (Note 13)	2,590,525	5,800	82,000	-	-	87,800

Exercise of non-vested common stock options	3,350,000	3,350	78,517	-	-	81,867

Unrealized loss on available for sale securities	-	-	-	(471,654)	-	(471,654)

Foreign currency translation adjustment	-	-	-	(968,945)	-	(968,945)

Net loss	-	-	-	-	(2,007,212)	(2,007,212)

Balance, December 31, 2006	40,315,705	$40,316	$16,579,251	$(3,218,465)	$(26,379,914)	$(12,978,812)

Balance, January 1, 2007 (Note 13)	40,315,705	$40,316	$16,579,251	$(3,218,465)	$(26,379,914)	$(12,978,812)

Issuance of shares for consulting services (Note 13)	800,000	800	-	-	-	800

Foreign currency translation adjustment	-	-	-	(89,409)	-	(89,409)

Net loss	-	-	-	-	(2,454,462)	(2,454,462)

Balance, December 31, 2007	41,115,705	$41,116	$16,579,251	$(3,307,874)	$(28,834,376)	$(15,521,883)

See auditor’s report and the accompanying notes to the consolidated financial statements.

EUGENE SCIENCE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006
Cash flows from operating activities:
Net loss	$(2,454,462)	$(2,007,212)
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	88,929	526,412
Bad debt allowance on related party loans	-	2,804,038
Gain on sale of property	-	(5,314,728)
Impairment loss on investments	482,287	-
(Increase) decrease in assets:
Restricted cash	(294)	4,072
Accounts receivable	193,287	17,905
Inventory	(5,853)	26,487
Prepaid expenses and other assets	25,784	(83,090)
Increase (decrease) in liabilities:
Accounts payable	(797,418)	90,250
Accrued interest and expenses	159,476	138,303
Rental deposits	74,000	(93,724)
Cash used in operating activities	(2,234,264)	(3,891,287)

Cash flows from investing activities:
Acquisition of property and investment	(551,632)	(277,607)
Intangible assets	46,493	(1,444)
Cash used in investing activities	(505,139)	(279,051)

Cash flows from financing activities:
Proceeds from sale of property	-	10,992,258
Proceeds from convertible debenture	2,250,000	-
Proceeds from notes payable	462,857	-
Issuance of stock	800	91,150
Net advance from related parties	357,013	247,757
Net advance to customers	(218,547)	(1,129,904)
Repayment on loans	-	(6,035,358)
Cash provided by financing activities	2,852,123	4,165,903

Net increase (decrease) in cash and cash equivalents	112,720	(4,435)
Foreign currency translation adjustment	(89,409)	-
Cash and cash equivalent - beginning of period	9,031	13,466

Cash and cash equivalent - end of period	$32,342	$9,031

Supplemental Information:
Cash paid during the years for: Interest paid	$482,929	$164,704

See auditor’s report and the accompanying notes to the consolidated financial statements

EUGENE SCIENCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

Note 1 – Nature of Business and Going Concern

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

Going Concern

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced recurring losses since 2000 and has negative cash flows from operations. With the loss continuing, the Company’s net loss amounted to $2,454,462 for the year ended December 31, 2007 and its working capital deficiency was $14,639,965 as of December 31, 2007. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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
DECEMBER 31, 2007 AND 2006

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

Basis of Consolidation

The reverse-takeover transaction between the Company and Eugene Science Inc. in Korea has been recorded as the recapitalization of the Company, with the net assets of the Company brought forward at their historical basis. Since the company is a shell company listed on a U.S. stock market, Eugene Science Inc. in Korea acquired the Company to enter the U.S. market. As such, accounting for the reverse-takeover as the recapitalization of the Company is deemed appropriate.

The consolidated financial statements included the accounts of Eugene Science, Inc. (formerly Ezcomm Enterprises, Inc.) in the United States, Eugene Science, Inc. in Korea and its subsidiary, Ucolebio, Inc. in Korea. Significant inter-company transactions, if any, have been eliminated in consolidation.

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

Revenue Recognition

The Company generates revenues from sales of manufactured goods and merchandise and rental of the Company's buildings.

Revenue from product sales is recognized in accordance with Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB No. 101").

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
DECEMBER 31, 2007 AND 2006

For rental income, the Company retains substantially all of the benefits and risks of ownership of its income properties and therefore recognizes revenue upon receipt of monthly rent.

Government Grants

Government grants are recognized as income over the periods that are necessary to match them with the related costs.

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

Allowance for Doubtful Accounts

Allowance for doubtful accounts is computed based on the Company’s historical experience and management’s analysis of possible bad debts. Accounts receivable are shown net of allowance for doubtful accounts of $-0- and $67,783 at December 31, 2007 and 2006, respectively.

Properties and Equipment

Properties and equipment are stated at cost. Major renewals and betterments are capitalized and expenditures for repairs and maintenance are charges to expense as incurred. Depreciation is computed using the straight-line method over the following periods:

Building and improvements	20-40 years
Machinery and equipment	10 years
Vehicles	5 years
Office furniture and fixtures	3-5 years

Intangible Assets

Intangible assets such as cost of obtaining industrial rights and patents are stated at cost, net of amortization computed using the straight-line method over five to ten years.

EUGENE SCIENCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

Inventories

Inventories are stated at the lower of cost or net realizable value. Net realizable value is determined by deducting selling expenses from selling price.

The cost of inventories is determined on the first-in first-out method, except for materials-in-transit for which the specific identification method is used. The components of inventories at December 31, 2007 and 2006 were as follows:

	2007	2006

Raw materials	$15,156	$14,725
Finished goods	24,796	19,374

Total	$39,952	$34,099

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

Concentration of Credit Risk

SFAS No. 105, Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentration of Credit Risk, requires disclosure of any significant off-balance sheet risk and credit risk concentration. The Company does not have significant off-balance sheet risk or credit concentration. The Company maintains cash, cash equivalents and short-term investments with major Korean financial institutions.

The Company provides credit to its customers in the normal course of operations. It carries out, on a continuing basis, credit checks of its customers, and maintains allowance for credit losses contingent upon management’s forecasts. For other receivables, the Company determines, on a continuing basis, the probable losses and sets up a provision for losses based on the estimated realizable value.

Concentration of credit risk arises when a group of clients having similar characteristics such that their ability to meet their obligations is expected to be affected similarly by changes in economic conditions.

EUGENE SCIENCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

Income Taxes

The Company accounts for income taxes pursuant to SFAS No. 109, Accounting for Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Comprehensive Income

The Company records its other comprehensive income under SFAS No. 130, Reporting of Comprehensive Income. SFAS 130 which establishes standards for reporting and presentation of comprehensive income and its components. The Company’s other comprehensive income represents unrealized gain or loss on available-for-sale marketable securities and foreign currency translation adjustment.

Earnings per Share

SFAS No. 128, “Earnings per Share” requires disclosure on the financial statements of basic and diluted earnings per share. Basic earning (loss) per share is computed by dividing the net earning (loss) by the weighted average number of shares of common stock outstanding during the year. Diluted earning (loss) per share is determined using the weighted average number of common shares outstanding during the year, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options and warrants.

Commitments and Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonable estimated.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standard Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the Company’s financial statements in accordance with SFAS No. 109. FIN 48 prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The provisions of FIN 48 are effective for the fiscal years beginning after December 15, 2006. The Company does not expect that the adoption of FIN 48 will have a significant effect on its financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB No 108”). SAB No. 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. Under SAB No. 108, the Company should quantify errors using both a balance sheet and income statement approach (“dual approach”) and evaluate whether either approach results in a misstatement that is material when all relevant quantitative and qualitative factors are considered. The adoption of SAB 108 did not have any impact on the Company’s financial statements.

EUGENE SCIENCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159"), which permits entities to measure financial instruments and certain other items at fair value that are not currently required to be measured at fair value. An entity would report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The decision about whether to elect the fair value option is applied instrument by instrument, with a few exceptions; the decision is irrevocable; and it is applied only to entire instruments and not to portions of instruments. SFAS No. 159 requires disclosures that facilitate comparisons (a) between entities that choose different measurement attributes for similar assets and liabilities and (b) between assets and liabilities in the financial statements of an entity that selects different measurement attributes for similar assets and liabilities. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year provided the entity also elects to apply the provisions of SFAS No. 157 "Fair Value Measurements.” Upon implementation, an entity shall report the effect of the first remeasurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings. Since the provisions of SFAS No. 159 are applied prospectively, any potential impact will depend on the instruments selected for fair value measurement at the time of implementation. The Company is currently evaluating the impact, if any, adoption of SFAS No. 159 will have on its financial statements.

Reclassification

Certain accounts in the 2006 consolidated financial statements have been reclassified for comparative purposes to conform with the presentation in the current year consolidated financial statements. Total equity and net income are unchanged due to these reclassifications.

Note 3 – Restricted Cash

The Company had a restricted cash of $6,112 and $5,818 at December 31, 2007 and 2006, which were pledged as security for future purchases from a vendor.

Note 4 – Due from Related Party

Loans receivable from an affiliate by virtue of common ownership were carried at $52,308 and $1,250,211 as of December 31, 2007 and 2006, respectively. These loans are pledged by marketable securities, and bear interest at 9% and are due on demand.

EUGENE SCIENCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

Note 5 – Properties and Equipment

Properties and equipment consisted of the following at December 31:

	2007	2006

Buildings	$857,522	$852,789
Equipment and vehicles	926,996	829,372
Furniture and fixtures	1,042,348	1,091,429
Construction in progress	259,184	-
	3,086,050	2,773,590

Less: accumulated depreciation	1,603,370	1,604,823

Net property and equipment	$1,482,680	$1,168,767

On March 3, 2006, the Company cancelled a sales agreement into which the Company entered in January 2004 to sell the land and buildings. In cancelling, the Company paid the buyer approximately $2,100,000 representing return of the deposit and a cancellation fee. On the April 27, 2006, the Company sold the property to a third party at approximately $11,700,000, realizing a gain of approximately $5,504,000. The proceeds from the sale were used to reduce a portion of the loans from Korea Trade Bank.

On August 11, 2006, the Company sold certain machinery and equipment located in the Bucheon facilities for about $1,021,500 realizing a loss of about $189,300.

Depreciation expenses for the years ended December 31, 2007 and 2006 were $88,929 and $526,412, respectively.

Note 6 – Receivables from Sale of Assets

As of December 31, 2007 and 2006, the Company had outstanding proceeds receivable of $650,959 and $942,686, respectively, from the sales of real estate property and machinery and equipment as discussed in Note 5.

Note 7 – Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following at December 31:

	2007	2006

Prepaid fees for certain patent registration and related legal costs	$64,001	$61,291
Advance payment to vendors	92,124	-
Interest receivable from related party loans	-	120,618

Total	$156,125	$181,909

EUGENE SCIENCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

Note 8 – Investments

The following is a summary of investments at December 31:

	2007	2006

7.50% equity of a unlisted company	$353	$322,581
Other marketable securities	1	11,270

Total	$354	$333,851

During the years ended December 31, 2007 and 2006, the Company sold the investments in the equity securities and recognized losses of $333,497 and $194,047, respectively.

Note 9 - Loans Payable

Loans payable consisted of the following at December 31:

	2007	2006
Notes payable to Kook Min Bank with interest at 18% to 21%, unsecured, due on demand, and guaranteed by chief executive officer. These loans are in default.	$1,337,620	$1,345,969

Note payable to Korea Technology Credit Guarantee Fund (KOTEC), a government operated fund, with interest at 21%, and guaranteed by corporate officer. The loan was restructured in July 2007 and the detail terms are noted below. (A)	2,112,520	2,114,160

Note payable to National Agricultural Cooperative Federation (NACF) with interest at 4.6% to 18%, unsecured, due on demand and guaranteed by KOTEC and corporate officer. The loan is in default.	1,365,934	1,386,006

Note payable to Shinhan Bank with interest at 18% due on demand. The loan is in default.	304,148	306,047

Note payable to a customer (Hokuyo) with interest at 3%, unsecured, and due on demand. The note is in default.	2,012,775	2,026,227

Notes payable to unrelated parties with interest at 9%, unsecured and due on demand.	438,066	-

(Continued)

EUGENE SCIENCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

	2007	2006

Notes payable to employees with interest at 9% to 10%, unsecured, and due on demand.	70,470	-

Government loan, non-interest bearing, unsecured, payable on demand.	42,550	42,817

Total notes payable	7,684,083	7,221,226

Less: current portion	5,548,996	7,198,517

Long-term debt, net of current	$2,135,087	$22,709

In July 2007, the Company successfully completed a Debt Rescheduling Agreement with Korea Technology Credit Guarantee Fund (KOTEC), in which the Company made a partial payment of $82,000 and KOTEC agreed to convert the remaining balance into a long term debt. The new loan is payable in monthly installments of $18,527 (KRW 17,093,620) over 10-year period beginning in 2010.

Following is a summary of principal maturities of notes payable over the next five years:

Years ending December 31,	Amount

2008	$5,571,563
2009	-
2010	92,635
2011	222,324
2012 and thereafter	1,797,561

Total	$7,684,083

Note 10 – Convertible Debenture

In July 2007, the Company issued $2,250,000 secured convertible notes with warrants to purchase 3,200,000 shares of the Company’s common stock at an exercise price of $0.25 per share. The notes bear interest at 10% per annum, and, at the option of the purchasers, are convertible into shares of the common stock during the first six months following the issue date of the notes at a conversion price of $0.65. The Company intends to use the proceeds to complete the build out of its new 22,000-square-foot corporate production and research facility scheduled for opening in late November, restructure bank debt, advance its patented production process toward commercialization, and general corporate purposes.

EUGENE SCIENCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

Note 11 – Due to Shareholders and Officers

Due to shareholders and officer consisted of the following at December 31:

	2007	2006

Unsecured short term advance payable to shareholder with interest at 9% per annum, due on demand.	$52,353	$446,417

Unsecured short-term advances payable to corporate officer with interest at 9% per annum, due on demand.	12,712	459,538

Total	$65,065	$905,955

Note 12 – Accrued Severance Benefits

Employees and directors with one year or more of service are entitled to receive a lump-sum payment upon termination of their employment based on their length of service and rate of pay at the time of termination. Accrued severance benefits represent the amount which would be payable assuming all eligible employees and directors are to terminate their employment as of the balance sheet date. The accrued severance benefits at December 31, 2007 and 2006, were $316,232 and $592,981, respectively.

Note 13 - Capital Stock

Total shares authorized:
480,000,000 shares of Common Stock, par value $0.001
20,000,000 shares of Preferred Stock, par value $0.001

	Shares	Amount
Shares issued and outstanding:
Common stock at, December 31, 2007	41,115,705	$41,116

December 31, 2006	40,315,705	$40,316

Preferred stock – none issued and outstanding

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

EUGENE SCIENCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

On October 1, 2006, the Company issued 1,200,000 shares of common stock for various consulting services provided.

On October 1, 2006, in accordance of 2006 Stock Incentive Plan, the Company issued 3,350,000 shares of common stock to employees and directors.

On October 25, 2007, the Company issued 800,000 shares of common stock for various consulting services provided.

Stock Compensation Plan

The Company has accounted for its stock options and warrants in accordance with SFAS 123(R) "Accounting for Stock Based Compensation" and SFAS 148 "Accounting for Stock Based compensation - Transition and Disclosure." Value of options granted has been estimated by the Black Scholes option pricing model. The assumptions are evaluated annually and revised as necessary to reflect market conditions and additional experience. The following weighted-average assumptions were used and a discussion of our methodology for developing each of the assumptions used in the valuation model follows:

2007

Dividend yield	0.0%
Expected volatility	80%
Risk-free interest rate	4.3%
Expected life of the option term (in years)	10
Forfeiture rate	7.0%

Dividend Yield – The Company has not declared or paid dividends in the past and has no plan for dividend payments in the future.

Expected Volatility – Volatility is a measure of the amount by which a financial variable such as a share price has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during a period. The Company uses the historical volatility since its expected volatility because the current business strategy, which is not expected to change materially, is fundamentally consistent with past strategy. The volatility has averaged at 80%.

Risk-Free Interest Rate – This is the U.S. Treasury rate for the week of each stock option granted during the quarter having a term that most closely resembles the expected life of the stock option.

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

EUGENE SCIENCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

In May 2006, the Plan granted 3,600,000 stock options for common stock having a $0.01 nominal par value each and exercise price of $0.50 to $1.36. In October 2006, 3,350,000 stock options were exercised, 250,000 options were canceled and no option is outstanding as of December 31, 2007.

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

No option is outstanding as of December 31, 2007 and for disclosure requirements set forth above under SFAS No 123(R), during the period ended December 31, 2007, the Company recognized no additional stock-based compensation for options vested.

Stock Options of the Subsidiary in Korea

The following weighted-average assumptions were used in the valuation model for the stock option of the subsidiary:

	Period ended December 31,
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
DECEMBER 31, 2007 AND 2006

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

The stock options have not been included in the calculation of the diluted earnings per share as their inclusion would be anti-dilutive.

The following table summarizes the stock option activity during the periods ended December 31:
	2007		2006
	Shares	Weighted- Average Excise Price	Shares	Weighted- Average Excise Price

Outstanding, beginning of period	1,456,246	$1.88	1,456,246	$1.88
Granted	-	-	-	-
Exercised	-	-	-	-
Cancelled	-	-	-	-
Outstanding, end of period	1,456,246	$1.88	1,456,246	$1.88

Weighted average remaining contractual life of common stock options	3 years		4 years

Note 14 - Income Taxes

The Company accounts for income taxes pursuant to SFAS No. 109, "Accounting for Income Taxes". This Standard prescribes the use of the liability method whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates. The effects of future changes in tax laws or rates are not anticipated. Corporate income tax rates applicable to the Company in 2007 and 2006 were 16.5% of the first 100 million Korean Won ($84,000) of taxable income and 29.7% on the excess. For the United States operation, the corporate tax rate is approximately 34%. Tax losses from the Korean subsidiary can be carried forward for five years. The U.S. tax losses can be carried forward for fifteen to twenty years. The company has accumulated approximately $24,260,000 of taxable losses which can be used to offset future taxable income. The utilization of the losses expires in years 2008 through 2027.

EUGENE SCIENCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

Under SFAS No. 109 income taxes are recognized for the following: a) amount of tax payable for the current year, and b) deferred tax liabilities and assets for future tax consequences of events that have been recognized differently in the financial statements than for tax purposes.

The Company has deferred income tax assets at December 31, 2007 and 2006 were as follows:

	2007	2006
Deferred income tax assets:
Research and development expenses amortized over 5 years for tax purposes	$150,722	$422,410
Other timing differences	-	2,876
Net operating loss carryforwards	4,002,900	2,919,449
	4,153,622	3,344,735
Valuation allowance for deferred income tax assets	(4,153,622)	(3,344,735)

	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets because it is presently considered that they will not be realized.

Note 15 – Business Segment Information

Sales and cost of goods sold of the Company’s segments for the periods ended December 31, 2007 and 2006 were as follows:

	2007	2006
Sales:
Manufacturing	$402,052	$354,810
Merchandise	218,024	314,519
	$620,076	$669,329

Cost of Sales:
Manufacturing	$348,311	$225,761
Merchandise	66,651	234,199
	$414,962	$459,960

Note 16 - Major Customers

For the years ended December 31, 2007 and 2006, sales to the two major customers accounted for 65% and 49%, respectively, of the Company’s total revenue.

EUGENE SCIENCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

Note 17 - Related Party Transactions

Significant transactions with companies related or affiliates by common control for the periods ended and as of December 31, 2007 and 2006 are summarized as follows:

	Sales	Net rental/ Interest income	Purchases	Accounts Receivable	Accounts Payable	Rental Deposit

Company related by common control
2007	$97,354	$-	$66,306	$-	$247,417	$65,674
2006	$46,297	$337,186	$244,048	$71,301	$250,370	$-

Companies affiliated by common control
2007	$201	$1,582	$-	$4,542	$73,179	$-
2006	$198	$1,415	$-	$1,597	$-	$-

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

10.14
Employment Agreement between Eugene Science (Korea) and Jae Hong Yoo, dated July 28, 2002 (incorporated by reference to Exhibit 10.15 to our Current Report on Form 8-K filed with the Commission on October 6, 2005).*

10.15
Employment Agreement between Eugene Science (Korea) and Se Cheon Ahn, dated January 4, 2003 (incorporated by reference to Exhibit 10.16 to our Current Report on Form 8-K filed with the Commission on October 6, 2005).*

10.16
Employment Agreement between Eugene Science (Korea) and Tae Hwan Lee, dated January 7, 2001 (incorporated by reference to Exhibit 10.17 to our Current Report on Form 8-K filed with the Commission on October 6, 2005).*

10.17
Commissioned Production and Resource Supply Agreement between Eugene Science (Korea) and RexGene Biotech Co., Ltd., dated January 3, 2007 (incorporated by reference to Exhibit 10.18 to our Annual Report on Form 10-KSB filed with the Commission on April 17, 2007).

10.18
Distribution Agreement between Eugene Science (Korea) and Ceragem International, Inc., dated September 27, 2006 (incorporated by reference to Exhibit 10.19 to our Annual Report on Form 10-KSB filed with the Commission on April 17, 2007).

10.19
Form of Note and Warrant Purchase Agreement, dated as of July 2, 2007, by and between Eugene Science, Inc. and the investor named therein (incorporated by reference to Exhibit 10.1 to Amendment No. 1 to our Current Report on Form 8-K filed with the Commission on November 16, 2007).

10.20
Form of Secured Senior Promissory Note issued pursuant to the Note and Warrant Purchase Agreement dated as of July 2, 2007 (incorporated by reference to Exhibit 10.2 to Amendment No. 1 to our Current Report on Form 8-K filed with the Commission on November 16, 2007).

10.21
Form of Common Stock Purchase Warrant issued pursuant to the Note and Warrant Purchase Agreement dated as of July 2, 2007 (incorporated by reference to Exhibit 10.3 to Amendment No. 1 to our Current Report on Form 8-K filed with the Commission on November 16, 2007).

10.22
Form of Note and Warrant Purchase Agreement, dated as of August 24, 2007, by and between Eugene Science, Inc. and the investors named therein (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on August 30, 2007).

10.23
Form of Secured Senior Promissory Note issued pursuant to the Note and Warrant Purchase Agreement dated as of August 24, 2007 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the Commission on August 30, 2007).

10.24
Form of Common Stock Purchase Warrant issued pursuant to the Note and Warrant Purchase Agreement dated as of August 24, 2007 (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the Commission on August 30, 2007).

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