Form 10-Q
period 2008-03-31
EUGENE SCIENCE
filed 2008-05-21
CIK 1107685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO __________________

Commission file number 000-50601

EUGENE SCIENCE, INC.
(Exact name of registrant as specified in its charter)

Delaware	33-0827004
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8TH FLOOR, LG PALACE BUILDING, 165-8 DONGGYO-DONG, MAPO-GU, SEOUL, KOREA
(Address of principal executive offices)

Registrant’s telephone number, including area code: 82-2-338-6284

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer ☐  Accelerated filer ☐
Non-accelerated filer ☐  Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

The number of shares of the registrant’s common stock outstanding as of March 31, 2008 was 46,846,434 shares.

EUGENE SCIENCE, INC. AND SUBSIDIRIES

CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008 AND 2007

(UNAUDITED)

EUGENE SCIENCE, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007
(Unaudited)

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

EUGENE SCIENCE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2008 AND 2007
(Unaudited)

ASSETS

	2008	2007

Current assets:
Cash and cash equivalents (Note 2)	$17,223	$19,915
Restricted cash (Note 3)	-	9,177
Accounts receivable (Notes 2 and 17)	177,563	69,738
Inventories (Note 2)	21,279	15,175
Due from related parties (Note 4)	60,697	-
Receivable from unsettled contract (Note 6)	629,972	771,149
Prepaid expenses and other current assets (Note 7)	190,591	108,829

Total current assets	1,097,325	993,983

Property and equipment (Note 5)	1,386,428	1,130,434

Other assets:
Investments (Note 8)	334	405
Intangible assets (Note 2)	126,654	176,059
Deposits	7,313	85,434

Total other assets	134,301	261,898

Total assets	$2,618,054	$2,386,315

See accompanying notes to the consolidated financial statements.

EUGENE SCIENCE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2008 AND 2007
(Unaudited)

LIABILITIES AND STOCKHOLDER'S DEFICIT

	2008	2007
Current liabilities:
Accounts payable and accrued expenses	$2,916,470	$3,288,807
Accrued interest payable	4,653,863	4,685,672
Deposit from customers	126,413	145,251
Loan payable, current portion (Note 9)	4,747,906	7,112,750
Convertible debenture (Note 10)	2,659,235	-
Due to related parties (Note 11)	198,483	706,875

Total current liabilities	15,302,370	15,939,355

Long-term liabilities:
Accrued severance benefits (Note 12)	290,299	679,912
Rental deposits	60,692	63,755
Long-term debt, net of current portion (Note 9)	2,044,422	22,440

Long-term liabilities	2,395,413	766,107

Total liabilities	17,697,783	16,705,462

Stockholders' deficit:
Common stock (Note 13)	41,116	40,316
Additional paid-in-capital	16,579,251	16,579,251
Accumulated other comprehensive loss	(2,439,514)	(2,128,228)
Accumulated deficit	(29,260,582)	(28,810,486)

Total stockholders' deficit	(15,079,729)	(14,319,147)

Total liabilities and stockholders' deficit	$2,618,054	$2,386,315

See accompanying notes to the consolidated financial statements.

EUGENE SCIENCE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(Unaudited)

	2008	2007

Net sales (Note 15)	$123,420	$154,767

Cost of goods sold (Note 15)	81,327	37,740

Gross profits	42,093	117,027

Operating expenses	432,184	408,754

Operating losses	(390,091)	(291,727)

Other income (expenses):
Loss from sale of property	-	(275)
Net rental expense	-	(7,120)
Miscellaneous income (expense)	10,845	(2,982)
Net interest expenses	(46,960)	(295,375)
loss from sale of investment securities	-	(476,914)
Allowance for related party loans	-	(1,356,179)

Net other expenses	(36,115)	(2,138,845)

Loss before income taxes	(426,206)	(2,430,572)

Income taxes (Note 14)	-	-

Net losses	(426,206)	(2,430,572)

Other comprehensive losses:
Foreign currency translation adjustment	829,780	1,090,237

Comprehensive income (loss)	$403,574	$(1,340,335)

Basic and diluted loss per share	$(0.01)	$(0.06)

Weighted average number of shares outstanding during the periods – basic and diluted (Note 13)	41,115,705	40,315,705

See accompanying notes to the consolidated financial statements.

EUGENE SCIENCE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(Unaudited)

			Paid in	Accumulated
			Capital in	Other
	Common Stock		Excess of	Comprehensive	Accumulated
	Shares	Amount	Par value	Income (loss)	Deficit	Total

Balance, January 1, 2007 (Note 13)	40,315,705	$40,316	$16,579,251	$(3,218,465)	$(26,379,914)	$(12,978,812)

Foreign currency translation adjustment	-	-	-	1,090,237	-	1,090,237

Net loss	-	-	-	-	(2,430,572)	(2,430,572)

Balance, March 31, 2007	40,315,705	$40,316	$16,579,251	$(2,128,228)	$(28,810,486)	$(14,319,147)

Balance, January 1, 2008 (Note 13)	41,115,705	$41,116	$16,579,251	$(3,307,874)	$(28,834,376)	$(15,521,883)

Foreign currency translation adjustment	-	-	-	868,360	-	868,360

Net loss	-	-	-	-	(426,206)	(426,206)

Balance, March 31, 2008	41,115,705	$41,116	$16,579,251	$(2,439,514)	$(29,260,582)	$(15,079,729)

See accompanying notes to the consolidated financial statements.

EUGENE SCIENCE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(Unaudited)

	2008	2007
Cash flows from operating activities:
Net loss	$(426,206)	$(2,430,572)
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	57,620	28,668
Provision for loss on uncollectible related party loans	-	1,356,179
Loss on investment	-	476,914
(Increase) decrease in assets:
Restricted cash	-	(3,359)
Accounts receivable	(2,059)	7,326
Inventory	18,673	18,924
Prepaid expenses and other assets	(34,466)	73,080
Increase (decrease) in liabilities:
Accounts payable	(25,564)	(176,969)
Accrued pension payable	(25,933)	86,931
Accrued interest payable	(194,358)	-
Cash used in operating activities	(632,293)	(562,878)

Cash flows from investing activities:
Investment in securities	38,652	(133,803)
Deposit	(1,942)	(3,000)
Intangible assets	15,034	12,122
Cash provided by (used in) investing activities	51,744	(124,681)

Cash flows from financing activities:
Net advances from (to) shareholder and officers	125,029	(199,080)
Net advance to related party	-	(105,968)
Net deposits from (to) customer	27,462	(172,247)
Proceeds receivable from sale of assets	20,987	1,261,433
Loan payable	(891,755)	(86,036)
Convertible debenture	409,235	-
Cash provided by (used in) financing activities	(309,042)	698,102

Foreign currency translation adjustment	868,360	341
Net increase (decrease) in cash and cash equivalents	(889,591)	10,543
Cash and cash equivalent – beginning of period	38,454	9,031

Cash and cash equivalent – end of period	$17,223	$19,915

Supplemental Information:
Cash paid during the period for: Interest paid	$-	$-

See accompanying notes to the consolidated financial statements.

EUGENE SCIENCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007
(Unaudited)

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

Going Concern

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced recurring losses since 2000 and has negative cash flows from operations. With the loss continuing, the Company’s net loss amounted to $426,000 for the period ended March 31, 2008 and its working capital deficiency was $14,205,000 as of March 31, 2008. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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
MARCH 31, 2008 AND 2007
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
MARCH 31, 2008 AND 2007
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

Allowance for Doubtful Accounts

Allowance for doubtful accounts is computed based on the Company’s historical experience and management’s analysis of possible bad debts. Accounts receivable are shown net of allowance for doubtful accounts of $-0- and $66,984 at March 31, 2008 and 2007, respectively.

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
MARCH 31, 2008 AND 2007
(Unaudited)

Inventories

Inventories are stated at the lower of cost or net realizable value. Net realizable value is determined by deducting selling expenses from selling price.

The cost of inventories is determined on the first-in first-out method, except for materials-in-transit for which the specific identification method is used. The components of inventories at March 31, 2008 and 2007 were as follows:

	2008	2007

Raw materials	$2,885	$-
Finished goods	18,394	15,175

Total	$21,279	$15,175

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
MARCH 31, 2008 AND 2007
(Unaudited)

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

EUGENE SCIENCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007
(Unaudited)

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

Reclassification

Certain accounts in the 2007 consolidated financial statements have been reclassified for comparative purposes to conform with the presentation in the current year consolidated financial statements. Total equity and net income are unchanged due to these reclassifications.

Note 3 – Restricted Cash

The Company had a restricted cash of $9,177 at March 31, 2007, which was pledged as security for future purchases from a vendor. No restricted cash at March 31, 2008.

Note 4 – Due from Related Party

Loans receivable from an affiliate by virtue of common ownership were carried at $60,697 as of March 31, 2008. These loans are pledged by marketable securities, and bear interest at 9% and are due on demand.

EUGENE SCIENCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007
(Unaudited)

Note 5 – Properties and Equipment

Properties and equipment consisted of the following at March 31:

	2008	2007

Buildings	$814,761	$896,837
Equipment and vehicles	880,675	772,519
Furniture and fixtures	894,049	1,078,559
Construction in progress	245,342	-
	2,834,827	2,747,915

Less: accumulated depreciation	1,448,399	1,617,481

Net property and equipment	$1,386,428	$1,130,434

Depreciation expenses for the periods ended March 31, 2008 and 2007 were $34,061 and $28,668, respectively.

Note 6 – Receivables from Sale of Assets

As of March 31, 2008 and 2007, the Company had outstanding proceeds receivable of $629,972 and $771,149, respectively, from the sales of real estate property and machinery and equipment in August 2006. The receivable is due on demand and no interest has been accrued on the outstanding balance.

Note 7 – Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following at March 31:

	2008	2007

Prepaid fees for certain patent registration and related legal costs	$60,583	$65,583
Advance payment to vendors	130,008	43,246

Total	$190,591	$108,829

Note 8 – Investments

The following is a summary of investments at March 31:

	2008	2007

Other marketable securities	$334	$405

EUGENE SCIENCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007
(Unaudited)

Note 9 – Loans Payable

Loans payable consisted of the following at March 31:

	2008	2007
Notes payable to Kook Min Bank with interest at 18% to 21%, unsecured, due on demand, and guaranteed by chief executive officer. These loans are in default.	$1,266,182	$1,330,097

Note payable to Korea Technology Credit Guarantee Fund (KOTEC), a government operated fund, with interest at 21%, and guaranteed by corporate officer. The loan was restructured in July 2007 and the detail terms are noted below. (A)	2,023,060	2,114,160

Note payable to National Agricultural Cooperative Federation (NACF) with interest at 4.6% to 18%, unsecured, due on demand and guaranteed by KOTEC and corporate officer. The loan is in default.	1,269,623	1,344,731

Note payable to Shinhan Bank with interest at 18% due on demand. The loan is in default.	287,905	302,437

Note payable to a customer (Hokuyo) with interest at 3%, unsecured, and due on demand. The note is in default.	1,905,280	2,001,455

Government loan, non-interest bearing, unsecured, payable on demand.	40,278	42,310

Total notes payable	6,792,328	7,135,190

Less: current portion	4,747,906	7,112,750

Long-term debt, net of current	$2,044,422	$22,440

(A)– In July 2007, the Company executed a Debt Rescheduling Agreement with Korea Technology Credit Guarantee Fund (KOTEC), in which the Company made a partial payment of $82,000 and KOTEC agreed to convert the remaining balance into a long term debt. The new loan is payable in monthly installments of $18,527 (KRW 17,093,620) over 10-year period beginning in 2010.

EUGENE SCIENCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007
(Unaudited)

Following is a summary of principal maturities of notes payable over the next five years:

Years ending December 31,	Amount

2008	$4,679,808
2009	-
2010	92,635
2011	222,324
2012 and thereafter	1,797,561

Total	$6,792,328

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

In November 2007, the Company issued $600,000 secured convertible notes with warrants to purchase 1,560,000 shares of the Company’s common stock at an exercise price of $0.25 per share. The notes bear interest at 10% per annum, and, at the option of the purchaser, are convertible into shares of the common stock during the first six months following the issue date of the notes at a conversion price of $0.65. The Note matures on May 27, 2008, subject to one 6 months extension. The Company intends to use the proceeds to restructure bank debt, advance its patented production process toward commercialization, and general corporate purposes.

Note 11 – Due to Related Parties

Due to shareholders and officer consisted of the following at March 31:

	2008	2007
Unsecured short term advance payable to shareholders with interest at 9% per annum, due on demand.	$49,557	$47,817
Unsecured short-term advances payable to corporate officers and employees with interest at 9% per annum, due on demand.	148,926	659,058

Total	$198,483	$706,875

EUGENE SCIENCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007
(Unaudited)

Note 12 – Accrued Severance Benefits

Employees and directors with one year or more of service are entitled to receive a lump-sum payment upon termination of their employment based on their length of service and rate of pay at the time of termination. Accrued severance benefits represent the amount which would be payable assuming all eligible employees and directors are to terminate their employment as of the balance sheet date. The accrued severance benefits payable at March 31, 2008 and 2007, were $292,377 and $610,844, respectively.

Severance benefit expenses incurred for the three months ended March 31, 2008 and 2007 were $95,723 and $26,081, respectively.

Note 13 – Capital Stock

Total shares authorized:
480,000,000 shares of Common Stock, par value $0.001
20,000,000 shares of Preferred Stock, par value $0.001

Shares issued and outstanding:	Shares	Amount

Common stock at, March 31, 2008	41,115,705	$41,116

March 31, 2007	40,315,705	$40,316

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

EUGENE SCIENCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007
(Unaudited)

	Period ended March 31,
	2008	2007

Dividend yield	0.0%	0.0%
Expected volatility	80%	80%
Risk-free interest rate	4.3%	4.3%
Expected life of the option term (in years)	10	10
Forfeiture rate	7.0%	7.0%

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

In May 2006, the Plan granted 3,600,000 stock options for common stock having a $0.01 nominal par value each and exercise price of $0.50 to $1.36. In October 2006, 3,350,000 stock options were exercised, 250,000 options were canceled and no option is outstanding as of March 31, 2008.

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

EUGENE SCIENCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007
(Unaudited)

No option is outstanding as of March 31, 2008 and for disclosure requirements set forth above under SFAS No 123(R), during the period ended March 31, 2008, the Company recognized no additional stock-based compensation for options vested.

Stock Options of the Subsidiary in Korea

The following weighted-average assumptions were used in the valuation model for the stock option of the subsidiary:

	Period ended March 31,
	2008	2007

Dividend yield	0%	0%
Expected volatility	80%	80%
Risk-free interest rate	4.3%	7.7%
Expected life of the option term (in years)	2	3

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
MARCH 31, 2008 AND 2007
(Unaudited)

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

The stock options have not been included in the calculation of the diluted earnings per share as their inclusion would be anti-dilutive.

The following table summarizes the stock option activity during the periods ended March 31:

	2008		2007
	Shares	Weighted- Average Excise Price	Shares	Weighted- Average Excise Price

Outstanding, beginning of period	1,456,246	$1.88	1,456,246	$1.88
Granted	-	-	-	-
Exercised	-	-	-	-
Cancelled	-	-	-	-
Outstanding, end of period	1,456,246	$1.88	1,456,246	$1.88

Weighted average remaining contractual life of common stock options	2 years		3 years

Note 14 – Income Taxes

The Company accounts for income taxes pursuant to SFAS No. 109, "Accounting for Income Taxes". This Standard prescribes the use of the liability method whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates. The effects of future changes in tax laws or rates are not anticipated. Corporate income tax rates applicable to the Company in 2008 and 2007 were 16.5% of the first 100 million Korean Won ($84,000) of taxable income and 29.7% on the excess. For the United States operation, the corporate tax rate is approximately 34%. Tax losses from the Korean subsidiary can be carried forward for five years. The U.S. tax losses can be carried forward for fifteen to twenty years. The company has accumulated approximately $24,686,000 of taxable losses which can be used to offset future taxable income. The utilization of the losses expires in years 2008 through 2027.

Under SFAS No. 109 income taxes are recognized for the following: a) amount of tax payable for the current year, and b) deferred tax liabilities and assets for future tax consequences of events that have been recognized differently in the financial statements than for tax purposes.

EUGENE SCIENCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007
(Unaudited)

The Company has deferred income tax assets at March 31, 2008 and 2007 were as follows:

	2008	2007
Deferred income tax assets:
Research and development expenses amortized over 5 years for tax purposes	$-	$150,722
Other timing differences	-	2,876
Net operating loss carryforwards	4,073,190	3,392,570
	4,073,190	3,546,168
Valuation allowance for deferred income tax assets	(4,073,190)	(3,546,168)

	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets because it is presently considered that they will not be realized.

Note 15 – Business Segment Information

Sales and cost of goods sold of the Company’s segments for the periods ended March 31, 2008 and 2007 were as follows:

	2008	2007
Sales:
Manufacturing	$123,420	$57,941
Merchandise	-	96,826
	$123,420	$154,767

Cost of Sales:
Manufacturing	$81,327	$18,638
Merchandise	-	19,102
	$81,327	$37,740

Note 16 – Major Customers

Sales to one major customer accounted for all of the Company’s total revenue for the period ended March 31, 2008.

EUGENE SCIENCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007
(Unaudited)

Note 17 – Related Party Transactions

Significant transactions with companies related or affiliates by common control for the periods ended and as of March 31, 2008 and 2007 are summarized as follows:

	Sales	Net rental/ Interest income	Purchases	Accounts Receivable	Accounts Payable	Rental Deposit

Company related by common control
2008	$-	$-	$-	$-	$-	$-
2007	$49,085	$-	$-	$-	$247,417	$63,755

Companies affiliated by common control
2008	$-	$-	$-	$-	$-	$-
2007	$201	$1,582	$-	$4,542	$73,179	$-

These transactions were in the normal course of business and recorded at an exchange value established and agreed upon by the above mentioned parties, which approximates fair market value.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that concern matters that involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Discussions containing forward-looking statements may be found in the material set forth under “Management’s Discussion and Analysis or Plan of Operation” and in other sections of this Quarterly Report on Form 10-Q. Words such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue” or similar words are intended to identify forward-looking statements, although not all forward-looking statements contain these words. Although we believe that our opinions and expectations reflected in the forward-looking statements are reasonable as of the date of this Quarterly Report on Form 10-Q, we cannot guarantee future results, levels of activity, performance or achievements, and our actual results may differ substantially from the views and expectations set forth in this Quarterly Report on Form 10-Q. We expressly disclaim any intent or obligation to update any forward-looking statements after the date hereof to conform such statements to actual results or to changes in our opinions or expectations. Readers are urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including, without limitation, the audited financial statements and the notes thereto and disclosures made under the captions “Management’s Discussion and Analysis or Plan of Operation,” “Consolidated Financial Statements” and “Notes to Consolidated Financial Statements” included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007.

Overview

We were incorporated on August 26, 1998 as Orcas Ltd. under the laws of the State of Delaware. As Orcas Ltd., we were in the business of building and promoting arcade video games and vending machines. We underwent a reverse merger and abandoned this enterprise to develop a loyalty reward program based in Taipei, Taiwan, at which time we changed our name to Ezcomm, Inc. to reflect this change in our business model. We were unable to raise enough capital to finance the research and development of our proposed consumer incentive and loyalty program in Asia and, therefore, we abandoned all efforts to develop such business in January 2001. We remained inactive until July 2004, at which time we changed our name to Ezcomm Enterprises, Inc. and began to consider and investigate potential business opportunities, including an acquisition or merger. On September 30, 2005, we acquired Eugene Science, Inc. pursuant to the terms of an exchange agreement. The exchange transaction was accounted for as a reverse merger (recapitalization) with Eugene Science deemed to be the acquirer for accounting purposes. Accordingly, the historical financial information presented in our financial statements is that of Eugene Science as adjusted to give effect to any difference between the par value of our capital stock and Eugene Science capital stock with an offset to capital in excess of par value. The basis of the assets, liabilities and retained earnings of Eugene Science, the accounting acquirer, were carried over in the recapitalization. Upon the closing of the exchange transaction, we became a global biotechnology company that develops, manufactures and markets nutraceuticals, functional foods that offer health-promoting advantages beyond that of nutrition. Our primary products are our plant sterol products, including our CZ TM - Series of food additives, and our CholZeroTM - branded beverages and capsules. On January 13, 2006, we changed our name from Ezcomm Enterprises to Eugene Science.

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

Results of Operations

Revenue

Comparison of the Three Months Ended March 31, 2008 and 2007

Our total revenue decreased 20%, or $31,347, to $123,420 for the three months ended March 31, 2008 as compared to $154,767 for the three months ended March 31, 2007. The decrease in total revenue for the three months ended March 31, 2008 was primarily attributable to a lack of sales of our cooking oil products to Amway Korea.

Cost of Goods Sold

Comparison of the Three Months Ended March 31, 2008 and 2007

Cost of goods sold increased 54%, or $43,587, to $81,327 for the three months ended March 31, 2008 as compared to $37,740 for the three months ended March 31, 2007. The increase in cost of sales for the three months ended March 31, 2008 was primarily attributable to an increase in the cost of raw materials for the CZ-S products which we produce for Archer Daniels Midland Company.

Operating Expenses

Comparison of the Three Months Ended March 31, 2008 and 2007

Our operating expenses increased 6%, or $23,430, to $432,184 for the three months ended March 31, 2008 as compared to $408,754 for the three months ended March 31, 2007. Our operating expenses increased for the three months ended March 31, 2008 due primarily to an increase in travel expenses incurred by our principal executive officer.

Other Income (Expense)

Comparison of the Three Months Ended March 31, 2008 and 2007

Other expense decreased 580%, or $2,102,730, to $36,115 for the three months ended March 31, 2008 as compared to $2,138,845 for the three months ended March 31, 2007. The decrease in other expense for the three months ended March 31, 2008 was primarily attributable to a decrease in net interest expenses resulting from our debt restructuring arrangements. All of our bank loans were in default as of March 31, 2008. The interest rate on such loans ranges from 15% to 18%.

Liquidity and Capital Resources

At March 31, 2008, we had cash and cash equivalents of $17,223 and negative working capital of approximately $(15,175,957). At March 31, 2007, we had cash and cash equivalents of $29,092 and negative working capital of approximately $(15,828,767). The decrease in our cash and cash equivalents at March 31, 2008 was primarily attributable to an increase in the cost of our business operations. The decrease in our negative working capital at March 31, 2008 was primarily attributable to the payment of accrued wages to retirees.

We currently satisfy our working capital requirements primarily through cash flows generated from operations, bank loans and sales of equity and debt securities. For the three months ended March 31, 2008, we had a net increase in cash and cash equivalents of approximately $360,000 as compared with a net increase in cash and cash equivalents of approximately $562,000 for the three months ended March 31, 2007.

Cash Used In Operating Activities

Cash used in operating activities increased 13%, or $72,774, to $632,293 for the three months ended March 31, 2008 as compared to cash used in operating activities of $559,519 for the three months ended March 31, 2007. The increase in cash used in operating activities for the three months ended March 31, 2008 was primarily attributable to a decrease in our net losses.

Cash Provided By Investing Activities

Cash provided by investing activities increased 141%, or $176,425, to $51,744 for the three months ended March 31, 2008 as compared to cash used in investing activities of $124,681 for the three months ended March 31, 2007. The increase in cash provided by investing activities for the three months ended March 31, 2008 was primarily attributable to a reduction in capital expenditures due to the completion of our manufacturing facility and a redemption of investment securities held by us.

Cash Used In Financing Activities

Cash used in financing activities increased 144%, or $1,007,144, to $309,042 for the three months ended March 31, 2008 as compared to cash provided by financing activities of $698,102 for the three months ended March 31, 2007. The increase in cash used in financing activities for the three months ended March 31, 2008 was primarily attributable to our repayment of outstanding indebtedness with working capital funds raised through the issuance of convertible promissory notes during the fourth quarter of our 2007 fiscal year.

Bank Loans

Since 1999, we have borrowed an aggregate principal amount of $3,889,259 from the Industrial Bank of Korea, or IBK. These loans bear interest at rates of 4.5% to 18% per annum and are due and payable on demand. A portion of these loans was secured by our real property located in Bucheon, Korea. Loans in the aggregate principal amount of $1,301,919 were guaranteed by the Korea Technology Credit Guarantee Fund, or KOTEC, a fund operated by the Korean government. During the first half of the 2006 fiscal year, we used the proceeds from the sale of our real property in Bucheon, Korea to repay all of the outstanding principal and a portion of the accrued and unpaid interest owed under the loans from IBK. At March 31, 2008, the accrued and unpaid interest owed by us to IBK under these loans was approximately $1,290,507.

In December 2004, we obtained a short-term loan from the National Agricultural Cooperative Federation, or the NACF, in the principal amount of $1,946,105. This loan bears interest at a rate of 4.6% per annum and was due on December 22, 2005. This loan is guaranteed by KOTEC. At March 31, 2008, the loan had not been repaid to NACF and the aggregate outstanding principal balance and accrued and unpaid interest on such loan was approximately $1,451,788.

In September 2002, we obtained a short-term loan from ChoHeung Bank in the principal amount of $278,805. This loan has an interest rate of 9.5%, was due on August 1, 2004 and is personally guaranteed by Mr. Noh, our president, chief executive officer, chairman of the board and principal stockholder. At December 31, 2007, the aggregate principal balance and accrued and unpaid interest on such loan was approximately $304,148. In each of July 2001 and December 2002, we entered into loan arrangements with Kookmin Bank. Each loan has a principal amount of $1,000,000, is unsecured and bears interest at the rate of 6.22% or 11.22% per annum, respectively. Both loans were due and payable on November 15, 2004. At March 31, 2008, the aggregate principal balance and accrued and unpaid interest on such loans was approximately $2,494,286.

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

Notes

On October 9, 2004, we issued KOTEC a note in connection with its payout as guarantor of a convertible debenture issued by us. The note bears interest at a rate of 21% per annum, is guaranteed by Mr. Noh, our president, chief executive officer, chairman of the board and principal stockholder, and is due and payable on demand. To date, KOTEC has made no demands for payment of this note. At March 31, 2008, the outstanding balance of this note was $2,191,949.

In October 2003, we issued a note in the principal amount of $47,772, bearing interest at a rate of 9% per annum, to Jae Ho Lee, the president of UcoleBio Corp., an entity in which Eugene Science Korea, our subsidiary, has a 73% ownership interest. The note is due and payable on demand and, to date, Mr. Lee has made no demands to us for payment of this note. At March 31, 2008, the outstanding balance of this note was $57,064.

In February 2002, we issued a note in the principal amount of $100,000, bearing interest at a rate of 8% per annum, to Kyungioils Co., Ltd. The note is due and payable on demand and, to date, no demands have been made to us for payment of this note. At March 31, 2008, the outstanding balance of this note was $24,741.

In July and August 2007, we issued $2,250,000 in secured convertible notes to several accredited investors along with warrants to purchase 3,200,000 shares of our common stock at an exercise price of $0.25 per share. The notes bear interest at 10% per annum, and, at the option of the investors, were convertible into shares of our common stock during the first six months following the issue date of the notes at a conversion price of $0.65. None of the investors converted the notes into shares of our common stock during such six-month period.

On November 27, 2007, we issued a senior secured promissory note in the aggregate principal amount of $600,000 to an accredited investor and warrants to purchase 1,560,000 shares of our common stock at an exercise price of $0.25 per share. The note bears interest at a rate of 10% per annum and, at the option of the investor, is convertible into shares of the Company’s common stock during the first six months following the issue date of the note at a conversion price of $0.65. As of March 31, 2008, the investor has not converted the note into shares of our common stock.

Government Loans

On March 2, 2003, we received a non-interest bearing, unsecured loan from the Korean government in the principal amount of $61,779. Pursuant to its terms, the loan was to be repaid in three annual installments of $20,593, beginning February 26, 2004. The loan matured in its entirety in February 2006. At March 31, 2008, we were $67,702 in arrears under this loan.

We received a $316,181 loan from the Korean government in connection with certain of our research and development projects over the period from 1999 to 2002. These research and development projects were not successful and, as a result, we are obligated to repay the principal amount of the loan to the Korean government. We repaid $21,034 of the amount due under this loan in our 2004 fiscal year. At March 31, 2008, we were $45,134 in arrears under this loan arrangement.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS. An allowance for doubtful accounts is computed based on our historical experience and our management’s analysis of possible bad debts. Accounts receivable are shown net of allowance for doubtful accounts of $0 and $66,984 as of March 31, 2008 and 2007, respectively.

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

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standard Board, or the FASB, issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” or FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in our financial statements in accordance with Statement of Financial Accounting Standards, or SFAS, No. 109. FIN 48 prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The provisions of FIN 48 are effective for the fiscal years beginning after December 15, 2006. We do not expect that the adoption of FIN 48 will have a significant effect on our financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” or SAB No 108. SAB No. 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. Under SAB No. 108, we should quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a misstatement that is material when all relevant quantitative and qualitative factors are considered. The adoption of SAB 108 did not have any impact on our financial statements.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities," or SFAS No. 159, which permits entities to measure financial instruments and certain other items at fair value that are not currently required to be measured at fair value. An entity would report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The decision about whether to elect the fair value option is applied instrument by instrument, with a few exceptions. The decision is irrevocable and it is applied only to entire instruments and not to portions of instruments. SFAS No. 159 requires disclosures that facilitate comparisons (a) between entities that choose different measurement attributes for similar assets and liabilities and (b) between assets and liabilities in the financial statements of an entity that selects different measurement attributes for similar assets and liabilities. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year provided the entity also elects to apply the provisions of SFAS No. 157, "Fair Value Measurements.” Upon implementation, an entity shall report the effect of the first remeasurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings. Since the provisions of SFAS No. 159 are applied prospectively, any potential impact will depend on the instruments selected for fair value measurement at the time of implementation. We are currently evaluating the impact, if any, that the adoption of SFAS No. 159 will have on our financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We do not currently have any exposure to market risk with respect to our currency, cash and cash equivalents or investment securities.

Item 4. Controls and Procedures.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q, pursuant to Rules 13a-15(b) and 15d-15(b) under the Exchange Act. Based on that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures, as of the end of the period covered by this Quarterly Report on Form 10-Q, were effective to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13(a)-15(f) and 15(d)-15(f) under the Exchange Act) during the first fiscal quarter ended March 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We are a smaller reporting company and were required to comply with the internal control reporting requirements mandated by Section 404 of the Sarbanes-Oxley Act of 2002 beginning with our Annual Report on Form 10-KSB for the fiscal year ending December 31, 2007. Although we are in the process of implementing internal control systems and procedures which comply with these requirements, due to our lack of resources and personnel and our limited operations we have not completed the process of preparing the systems and procedures necessary for such compliance and, therefore, our management has not begun testing and cannot issue a report on the effectiveness of our internal control over financial reporting. We have retained an outside consultant to assist us in the process of implementing these internal control systems and procedures, and we expect to be compliant with Section 404 of the Sarbanes-Oxley Act of 2002 and the internal control reporting requirements set forth therein beginning with our Quarterly Report on Form 10-Q for the quarter ending June 30, 2008.

PART II—OTHER INFORMATION

Item 6. Exhibits

The exhibits set forth below are filed as part of this Quarterly Report on Form 10-Q:

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EUGENE SCIENCE, INC.

Date: May 20, 2008	By:	/s/ Christopher Craney
Christopher Craney
Chief Executive Officer
(Principal Executive Officer)

Date: May 20, 2008	By:	/s/ Byung Ho Hoang
Byung Ho Hoang
Chief Financial Officer
(Principal Financial Officer)

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