Form 10KSB/A
period 2007-12-31
EUGENE SCIENCE
filed 2008-08-18
CIK 1107685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
(Amendment No. 1 to Form 10KSB)

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

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-KSB of Eugene Science, Inc. (“Eugene Science”, “we”, “our,” “us,” or the “Company”) for the fiscal year ended December 31, 2007, which was originally filed with the Securities and Exchange Commission on April 14, 2008, is being filed solely to amend and restate the responses to Item 8A. This Amendment No. 1 does not reflect events occurring after April 14, 2008, the date of the filing of our original Form 10-KSB, or modify or update those disclosures that may have been affected by subsequent events.

PART II

Item 8A. Controls and Procedures.

Internal Control Over Financial Reporting

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of the end of the period covered by this report, the Company’s chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were not effective for the reasons disclosed below.

The Company has limited revenue and only six employees. One employee, the internal controller, is responsible for daily financial bookkeeping responsibilities. The internal controller reports directly to the Company’s chief financial officer. The chief financial officer prepares a monthly report for the chief executive officer and the board of directors of the Company to review. The board of directors consists of three members and holds a minimum of one meeting per month. The financial state of the company is discussed in depth by the board of directors, which includes review of the monthly report. After each quarter, the board of directors reviews a combined quarterly report and signs off based on its evaluation that the financial statements are accurate. The CFO will then provide the approved quarterly financial report to the Company’s auditors for their review.

The Company has certain internal control deficiencies that we consider to be material weaknesses, including: (1) the Company’s operations are primarily located in South Korea and the initial bookkeeping is prepared according to Korean GAAP and then converted to U.S. GAAP which often leads to discrepancies; (2) due to having minimal employees, there are only two levels of control from the internal controller to the chief financial officer and thus, minimal levels of checks and balances; and (3) the staff of the Company is somewhat inexperienced with the regulatory requirements of a public company in the United States.

The internal controller and the chief financial officer are working together to keep each other appraised of items which may require disclosure and to see that proper level of disclosure is made.

Disclosure Controls and Procedures

Management of the Company is responsible for establishing and maintaining adequate internal control of over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. We have assessed the effectiveness of those internal controls as of December 31, 2007, using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control - Integrated Framework as a basis for our assessment.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.

A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects the Company’s ability to initiate, authorize, record, process or report external financial data reliably in accordance with accounting principles generally accepted in the United States of America such that there is more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified a material weakness in our internal control over financial reporting. This material weakness consisted of inadequate staffing and supervision within the accounting operations of our company. The relatively small number of employees who have bookkeeping and accounting functions prevents us from segregating duties within our internal control system. The inadequate separation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews. However, we have determined that the addition of personnel to our bookkeeping and accounting operations is not an efficient use of our resources at this time.

Because of the above condition, the Company’s internal controls over financial reporting were not effective as of December 31, 2007.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13(a)-15(f) and 15(d)-15(f) under the Exchange Act) during the fourth fiscal quarter ended December 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 13. Exhibits.

The exhibits set forth below are filed as part of this Amended Annual Report on Form 10-KSB:

Exhibit Number	Description

31.1	Amended Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.
31.2	Amended Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.
32.1	Amended Certification of Principal Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.
32.2	Amended Certification of Principal Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Amended report to be signed on its behalf by the undersigned, thereunto duly authorized

EUGENE SCIENCE, INC.

By:	/s/ Christopher Craney
Christopher Craney Chief Executive Officer (Principal Executive Officer)

Date: August 18, 2008

Exhibit Index

Exhibit Number	Description
31.1	Amended Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.
31.2	Amended Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.
32.1	Amended Certification of Principal Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.
32.2	Amended Certification of Principal Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.