Form 10-Q
period 2008-06-30
EUGENE SCIENCE
filed 2008-08-19
CIK 1107685

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO __________________

Commission file number 000-50601

EUGENE SCIENCE, INC.
(Exact name of registrant as specified in its charter)

Delaware	33-0827004
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

The number of shares of the registrant’s common stock outstanding as of June 30, 2008 was 40,315,705 shares.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

EUGENE SCIENCE, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008

(UNAUDITED)

EUGENE SCIENCE, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)

EUGENE SCIENCE, INC. AND SUBSIDIARIES
CONSOLIDATED INTERIM BALANCE SHEETS
JUNE 30, 2008 AND DECEMBER 31, 2007
(UNAUDITED)

ASSETS

	June 30, 2008	Dec. 31, 2007

Current assets:
Cash and cash equivalents (Note 2)	$7,319	$32,342
Restricted cash (Note 3)	1,604	6,112
Accounts receivable (Notes 2 and 17)	107,884	175,504
Inventories (Note 2)	35,414	39,952
Due from related parties (Note 4)	-	52,308
Receivable from unsettled contract (Note 6)	568,971	650,959
Prepaid expenses and other current assets (Note 7)	172,538	156,125

Total current assets	893,730	1,113,302

Property, plant and equipment, net (Note 5)	1,158,228	1,482,680

Other assets:
Investments (Note 8)	1	354
Intangible assets	112,606	141,688
Deposits	6,907	8,795

Total other assets	119,514	150,837

Total assets	$2,171,472	$2,746,819

The accompanying notes are an integral part of these consolidated financial statements.

EUGENE SCIENCE, INC. AND SUBSIDIARIES
CONSOLIDATED INTERIM BALANCE SHEETS
JUNE 30, 2008 AND DECEMBER 31, 2007
(UNAUDITED)

LIABILITIES AND STOCKHOLDERS’ DEFICIT

	June 30, 2008	Dec. 31, 2007
Current liabilities:
Accounts payable and accrued expense	$2,971,262	$2,942,034
Accrued interest payable	4,758,231	4,848,221
Deposit from customers	88,459	98,951
Loan payable, current portion (Note 9)	4,483,926	5,548,996
Convertible debenture (Note 10)	2,683,766	2,250,000
Due to related parties (Note 11)	167,210	65,065

Total current liabilities	15,152,854	15,753,267

Long-term liabilities:
Accrued severance benefits (Note 12)	19,965	316,232
Rental deposits	57,317	64,116
Long-term debt, net of current portion (Note 9)	2,030,721	2,135,087

Long-term liabilities	2,108,003	2,515,435

Total liabilities	17,260,857	18,268,702

Stockholders' deficit:
Common stocks (Note 13)	41,116	41,116
Additional paid-in capital	16,579,251	16,579,251
Accumulated other comprehensive loss	(1,753,483)	(3,307,874)
Accumulated deficit	(29,956,269)	(28,834,376)

Total stockholders’ deficit	(15,089,385)	(15,521,883)

Total liabilities and stockholders' deficit	$2,171,472	$2,746,819

The accompanying notes are an integral part of these consolidated financial statements.

EUGENE SCIENCE, INC. AND SUBSIDIARIES
CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007 (Restated, Note 18)

Net Sales (Note 15)	$204,237	$154,808	$327,657	$309,575

Cost of goods sold (Note 15)	48,294	123,131	129,621	160,871

Gross profits	155,943	31,677	198,036	148,704

Operating expenses	360,473	330,174	792,657	738,928

Operating losses	(204,530)	(298,497)	(594,621)	(590,224)

Other Income (expenses):
Allowance for related party loan	-	(565,794)	-	(1,921,973)
Net rental income (expense)	(34,763)	7,120	(34,763)	-
Miscellaneous income (expense)	(125,581)	114,663	(114,736)	111,681
Net interest expenses	(185,697)	(294,666)	(232,657)	(590,041)
Loss on sale of property	(145,116)	(2,600)	(145,116)	(479,789)
Loss on currency transaction	-	(462)	-	(462)

Net other expenses	(491,157)	(741,739)	(527,272)	(2,880,584)

Loss before income taxes	(695,687)	(1,040,236)	(1,121,893)	(3,470,808)

Income tax provision (Note 14)	-	-	-	-

Net loss	(695,687)	(1,040,236)	(1,121,893)	(3,470,808)

Other comprehensive loss:
Foreign currency translation adjustment	724,611	95,002	1,554,391	1,185,239

Comprehensive income (loss)	$28,924	$(945,234)	$432,498	$(2,285,569)

Basic loss per share	$(0.02)	$(0.03)	$(0.03)	$(0.09)

Weighted average number of shares outstanding during the period-basic and diluted (Note 13)	41,115,705	40,315,705	41,115,705	40,315,705

The accompanying notes are an integral part of these consolidated financial statements.

EUGENE SCIENCE, INC. AND SUBSIDIARIES
CONSOLIDATED INTERIM STATEMENTS OF STOCKHOLDERS’ EQUITY
SIX MONTHS ENDED JUNE 30, 2008
(UNAUDITED)

	Common stock		Additional paid-in capital	Cumulative other comprehensive income (loss)	Retained earnings (Accumulated deficit)	Total
	Shares	Amount
Balance, January 1, 2008	41,115,705	$41,116	$16,579,251	$(3,307,874)	$(28,834,376)	$(15,521,883)
Foreign currency translation adjustment	-	-	-	1,554,391	-	1,554,391
Net loss for the period	-	-	-	-	(1,121,893)	(1,121,893)
Balance, June 30, 2008	41,115,705	$41,116	$16,579,251	$(1,753,483)	$(29,956,269)	$(15,089,385)

The accompanying notes are an integral part of these consolidated financial statements.

EUGENE SCIENCE, INC. AND SUBSIDIARIES
CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)

	2008	2007 (Restated, Note 18)
Cash flows from operating activities:
Net loss	$(1,121,893)	$(3,470,808)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	50,008	57,620
Provision for loss on uncollectible related party loans	-	1,921,973
Loss on sale of property	136,539	-
Loss on investment	-	479,512
(Increase) decrease in assets:
Accounts receivable	67,620	(7,695)
Inventory	4,538	18,344
Due from related parties	52,308	-
Receivable fro unsettled contract	81,988	-
Prepaid expenses and other assets	(16,413)	70,899
Increase (decrease) in liabilities:
Accounts payable	29,228	661,301
Accrued pension payable	(296,267)	(236,505)
Accrued interest payable	(89,990)	-

Cash used in operating activities	(1,102,334)	(505,359)

Cash flows from investing activities:
Investment	353	(146,074)
Deposits	(4,911)	(3,435)
Acquisition of property	137,905	(12,803)
Intangible assets	29,082	8,268

Cash provide by (used in) investing activities	162,429	(154,044)

Cash flows from financing activities:
Net advances from (to) shareholder and officers	102,145	(42,548)
Net advance from related party	-	512,900
Net advance to customers	(10,492)	(140,070)
Proceeds from disposition of property	-	270,795
Convertible debenture	433,766	-
Loan payable	(1,169,436)	56,992

Cash provided by (used in) financing activities	(644,017)	658,069

Foreign currency translation adjustment	1,554,391	(106)

(Continued)

The accompanying notes are an integral part of these consolidated financial statements.

EUGENE SCIENCE, INC. AND SUBSIDIARIES
CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)

(Continued)

	2008	2007 (Restated, Note 18)

Net decrease in cash and cash equivalent	(29,531)	(1,440)

Cash and cash equivalent - beginning of period	38,454	14,849

Cash and cash equivalent - end of period	$8,923	$13,409

Supplemental disclosure of cash flows information:
Cash paid during the period for:
Interest	$49,960	$-

The accompanying notes are an integral part of these consolidated financial statements.

EUGENE SCIENCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
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

Going Concern

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced recurring losses since 2000 and has negative cash flows from operations. With the loss continuing, the Company’s net loss amounted to $1,121,893 for the period ended June 30, 2008 and its working capital deficiency was $14,259,124 as of June 30, 2008. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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
JUNE 30, 2008
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
JUNE 30, 2008
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

Allowance for Doubtful Accounts

Allowance for doubtful accounts is computed based on the Company’s historical experience and management’s analysis of possible bad debts. The Company had no allowance for doubtful accounts at June 30, 2008 and December 31, 2007.

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
JUNE 30, 2008
(UNAUDITED)

Inventories

Inventories are stated at the lower of cost or net realizable value. Net realizable value is determined by deducting selling expenses from selling price.

The cost of inventories is determined on the first-in first-out method, except for materials-in-transit for which the specific identification method is used. The components of inventories were as follows at:

	June 30, 2008	Dec. 31, 2007

Raw materials	$17,783	$15,156
Finished goods	17,631	24,796

Total	$35,414	$39,952

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
JUNE 30, 2008
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
JUNE 30, 2008
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

Note 3 – Restricted Cash

The Company had a restricted cash of $1,604 at June 30, 2008, and $6,112 at December 31, 2007, which was pledged as security for future purchases from a vendor.

Note 4 – Due from Related Party

Loans receivable from an affiliate by virtue of common ownership was carried at $52,308 at December 31, 2007. The loans were cleared during the first quarter of 2008.

EUGENE SCIENCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)

Note 5 - Properties and Equipment

Properties and equipment consisted of the following at:

	June 30, 2008	Dec. 31, 2007

Buildings	$769,462	$857,522
Equipment and vehicles	526,365	926,996
Furniture and fixtures	844,341	1,042,348
Construction in progress	231,701	259,184
	2,371,869	3,086,050

Less: accumulated depreciation	1,213,641	1,603,370

Net property and equipment	$1,158,228	$1,482,680

Depreciation expenses for the periods ended June 30, 2008 and 2007 were $68,090 and $88,929, respectively.

Note 6 – Receivables from Sale of Assets

The Company had outstanding proceeds receivable of $568,971 and $650,959 at June 30, 2008 and December 31, 2007, respectively, from the sales of real estate property and machinery and equipment in August 2006. The receivable is due on demand and no interest has been accrued on the outstanding balance.

Note 7 – Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following at:

	June 30, 2008	Dec. 31, 2007

Prepaid fees for certain patent registration and related legal costs	$57,214	$64,001
Advance payment	115,324	92,124

Total	$172,538	$156,125

Note 8 – Investments

The following is a summary of investments at:

	June 30, 2008	Dec. 31, 2007

Other marketable securities	$1	$354

EUGENE SCIENCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)

Note 9 - Loans Payable

Loans payable consisted of the following at:

	June 30, 2008	Dec. 31, 2007

Notes payable to Kook Min Bank with interest at 18% to 21%, unsecured, due on demand, and guaranteed by chief executive officer. These loans are in default.	$1,195,784	$1,337,620

Note payable to Korea Technology Credit Guarantee Fund (KOTEC), a government operated fund, with interest at 21%, and guaranteed by corporate officer. The loan was restructured in July 2007 and the detail terms are noted below. (A)	1,910,580	2,112,520

Note payable to National Agricultural Cooperative Federation (NACF) with interest at 4.6% to 18%, unsecured, due on demand and guaranteed by KOTEC and corporate officer. The loan is in default.	1,199,033	1,365,934

Note payable to Shinhan Bank with interest at 18% due on demand. The loan is in default.	271,897	304,148

Note payable to a customer (Hokuyo) with interest at 3%, unsecured, and due on demand. The note is in default.	1,799,348	2,012,775

Notes payable to unrelated parties with interest at 9%, unsecured and due on demand.	-	438,066

Notes payable to employees with interest at 9% to 10%, unsecured, and due on demand.	-	70,470

Government loan, non-interest bearing, unsecured, payable on demand.	38,038	42,550

Convertible loan offering creditor option to convert to stocks after maturity.	99,967	-

Total notes payable	6,514,647	7,684,083

Less: current portion	4,483,926	5,548,996

Long-term debt, net of current	$2,030,721	$2,135,087

(A) - In July 2007, the Company executed a Debt Rescheduling Agreement with Korea Technology Credit Guarantee Fund (KOTEC), in which the Company made a partial payment of $82,000 and KOTEC agreed to convert the remaining balance into a long term debt. The new loan is payable in monthly installments of $18,527 (KRW 17,093,620) over 10-year period beginning in 2010.

EUGENE SCIENCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)

Following is a summary of principal maturities of notes payable over the next five years:

Years ending December 31,	Amount

2008	$4,679,808
2009	99,967
2010	92,635
2011	222,324
2012 and thereafter	1,419,913

Total	$6,514,647

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

Note 11 – Due to Related Parties

Due to shareholders and officer consisted of the following at:

	June 30, 2008	Dec. 31, 2007

Unsecured short term advance payable to shareholders with interest at 9% per annum, due on demand.	$46,802	$52,353

Unsecured short-term advances payable to corporate officers and employees with interest at 9% per annum, due on demand.	120,408	12,712

Total	$167,210	$65,065

EUGENE SCIENCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)

Note 12 – Accrued Severance Benefits

Employees and directors with one year or more of service are entitled to receive a lump-sum payment upon termination of their employment based on their length of service and rate of pay at the time of termination. Accrued severance benefits represent the amount which would be payable assuming all eligible employees and directors are to terminate their employment as of the balance sheet date. The accrued severance benefits payable at June 30, 2008 and December 31, 2007, were $19,965 and $316,232, respectively.

Severance benefit expenses incurred for the six months ended June 30, 2008 and 2007 were $99,928 and $26,223, respectively.

Note 13 - Capital Stock

Total shares authorized:
480,000,000 shares of Common Stock, par value $0.001
  20,000,000 shares of Preferred Stock, par value $0.001

Shares issued and outstanding:	Shares	Amount
Common stock at,
June 30, 2008	41,115,705	$41,116

December 31, 2007	41,115,705	$41,116

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
JUNE 30, 2008
(UNAUDITED)

	Period ended June 30,
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

In May 2006, the Plan granted 3,600,000 stock options for common stock having a $0.01 nominal par value each and exercise price of $0.50 to $1.36. In October 2006, 3,350,000 stock options were exercised, 250,000 options were canceled and no option is outstanding as of June 30, 2008.

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

No option is outstanding as of June 30, 2008 and for disclosure requirements set forth above under SFAS No 123(R), during the period ended June 30, 2008, the Company recognized no additional stock-based compensation for options vested.

EUGENE SCIENCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)

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
JUNE 30, 2008
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

The Company has deferred income tax assets as follows at:

	June 30, 2008	Dec. 31, 2007
Deferred income tax assets:
Research and development expenses amortized over 5 years for tax purposes	$-	$150,722
Net operating loss carryforwards	4,073,190	4,002,900
	4,073,190	4,153,622
Valuation allowance for deferred income tax assets	(4,073,190)	(4,153,622)

	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets because it is presently considered that they will not be realized.

EUGENE SCIENCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)

Note 15 – Business Segment Information
Sales and cost of goods sold of the Company’s segments for the six months ended June 30, 2008 and 2007 were as follows:

	2008	2007
Sales:
Manufacturing	$327,657	$212,221
Merchandise	-	97,354
	$327,657	$309,575

Cost of Sales:
Manufacturing	$129,621	$94,565
Merchandise	-	66,306
	$129,621	$160,871

Note 16 - Major Customers

Sales to two major customers accounted for all of the Company’s total revenue for the period ended June 30, 2008.

Note 17 - Related Party Transactions

Significant transactions with companies related or affiliates by common control for the periods ended and as of June 30, 2008 and 2007 are summarized as follows:

	Sales	Net rental/ Interest income	Purchases	Accounts Receivable	Accounts Payable	Rental Deposit

Company related by common control
2008	$-	$-	$-	$-	$-	$-
2007	$97,354	$-	$66,306	$-	$247,417	$65,033

Companies affiliated by common control
2008	$-	$-	$-	$-	$-	$-
2007	$201	$1,582	$-	$4,542	$73,179	$-

These transactions were in the normal course of business and recorded at an exchange value established and agreed upon by the above mentioned parties, which approximates fair market value.

EUGENE SCIENCE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)

Note 18 - Restatement of the 2007 Comparative Consolidated Financial Statements

On further consideration, the Company decided to revise, add or expand certain notes to the financial statements to provide more accurate and complete disclosures pertaining to the account balances and transactions presented in the accompanying consolidated financial statements for the interim periods ended June 30, 2007. These changes were made to the notes to the financial statements and there was no effect to the Company’s net income, earning (loss) per share or net equity on the consolidated financial statements as of and for the interim periods ended June 30, 2007.

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

Results of Operations

Revenue

Comparison of the Three Months Ended June 30, 2008 and 2007

Our total revenue increased 32%, or $49,429, to $204,237 for the three months ended June 30, 2008 as compared to $154,808 for the three months ended June 30, 2007. The increase in total revenue for the three months ended June 30, 2008 was primarily attributable to sales of raw material to Korea Tobacco & Ginseng Corporation.

Cost of Goods Sold

Comparison of the Three Months Ended June 30, 2008 and 2007

Cost of goods sold decreased 61%, or $74,837, to $48.294 for the three months ended June 30, 2008 as compared to $123,131 for the three months ended June 30, 2007. The decrease in cost of sales for the three months ended June 30, 2008 was primarily attributable to decreases in the cost of raw materials for the products which we produce for Korea Tobacco & Ginseng Corporation.

Operating Expenses

Comparison of the Three Months Ended June 30, 2008 and 2007

Our operating expenses increased 9%, or $30,299, to $360,473 for the three months ended June 30, 2008 as compared to $408,754 for the three months ended June 30, 2007. Our operating expenses increased for the three months ended June 30, 2008 due primarily to an increase in travel expenses incurred by our principal executive officers.

Other Income (Expense)

Comparison of the Three Months Ended June 30, 2008 and 2007

Other expense primarily represents interest on indebtedness and loss of equipment sales. Other expense decreased 34%, or $250,582, to $491,157 for the three months ended June 30, 2008 as compared to $741,739 for the three months ended June 30, 2007. The decrease in other expense for the three months ended June 30, 2008 was primarily attributable to a decrease in net interest expenses resulting from our debt restructuring arrangements. All of our bank loans were in default as of June 30, 2008. The interest rate on such loans ranges from 15% to 18%.

Liquidity and Capital Resources

At June 30, 2008, we had cash and cash equivalents of $7,319 and negative working capital of approximately $(15,152,854). At June 30, 2007, we had cash and cash equivalents of $32,342 and negative working capital of approximately $(15,753,267). The decrease in our cash and cash equivalents at June 30, 2008 was primarily attributable to an increase in the cost of our business operations. The increase in our working capital at June 30, 2008 was primarily attributable to the payment of accrued wages to retirees.

We currently satisfy our working capital requirements primarily through cash flows generated from operations, bank loans and sales of equity and debt securities. For the three months ended June 30, 2008, we had a net decrease in cash and cash equivalents of approximately $360,000 as compared with a net decrease in cash and cash equivalents of approximately $562,000 for the three months ended June 30, 2007.

Cash Used In Operating Activities

Cash used in operating activities increased 118%, or $596,975, to $1,102,334 for the three months ended June 30, 2008 as compared to cash used in operating activities of $505,359 for the three months ended June 30, 2007. The increase in cash used in operating activities for the three months ended June 30, 2008 was primarily attributable to a decrease in our net losses.

Cash Provided By Investing Activities

Cash provided by investing activities decreased 205%, or $316,473, to $162,429 for the three months ended June 30, 2008 as compared to cash provided by investing activities of $154,044 for the three months ended June 30, 2007. The decrease in cash provided by investing activities for the three months ended June 30, 2008 was primarily attributable to the acquisition of equipment and decrease in actual investment.

Cash Provided By Financing Activities

Cash provided by financing activities decreased 198%, or $1,302,086, to $644,017 for the three months ended June 30, 2008 as compared to cash provided by financing activities of $658,069 for the three months ended June 30, 2007. The decrease in cash provided by financing activities for the three months ended June 30, 2008 was primarily attributable to the increase in amounts owed for indebtedness.

Bank Loans

Since 1999, we have borrowed an aggregate principal amount of $3,889,259 from the Industrial Bank of Korea, or IBK. These loans bear interest at rates of 4.5% to 18% per annum and are due and payable on demand. A portion of these loans was secured by our real property located in Bucheon, Korea. Loans in the aggregate principal amount of $1,301,919 were guaranteed by the Korea Technology Credit Guarantee Fund, or KOTEC, a fund operated by the Korean government. During the first half of the 2006 fiscal year, we used the proceeds from the sale of our real property in Bucheon, Korea to repay all of the outstanding principal and a portion of the accrued and unpaid interest owed under the loans from IBK. At June 30, 2008, the accrued and unpaid interest owed by us to IBK under these loans was approximately $1,290,507.

In December 2004, we obtained a short-term loan from the National Agricultural Cooperative Federation, or the NACF, in the principal amount of $1,946,105. This loan bears interest at a rate of 4.6% per annum and was due on December 22, 2005. This loan is guaranteed by KOTEC. At June 30, 2008, the loan had not been repaid to NACF and the aggregate outstanding principal balance and accrued and unpaid interest on such loan was approximately $1,451,788.

In September 2002, we obtained a short-term loan from ChoHeung Bank in the principal amount of $278,805. This loan has an interest rate of 9.5%, was due on August 1, 2004 and is personally guaranteed by Mr. Noh, our president, chief executive officer, chairman of the board and principal stockholder. At December 31, 2007, the aggregate principal balance and accrued and unpaid interest on such loan was approximately $304,148. In each of July 2001 and December 2002, we entered into loan arrangements with Kookmin Bank. Each loan has a principal amount of $1,000,000, is unsecured and bears interest at the rate of 6.22% or 11.22% per annum, respectively. Both loans were due and payable on November 15, 2004. At June 30, 2008, the aggregate principal balance and accrued and unpaid interest on such loans was approximately $2,494,286.

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

Additionally, we held advanced discussions and reached preliminary restructuring or workout agreements with creditors holding approximately $12,000,000 in debt which we intend to implement in the third quarter of 2008 in order to further strengthen our balance sheet.

Notes

On October 9, 2004, we issued KOTEC a note in connection with its payout as guarantor of a convertible debenture issued by us. The note bears interest at a rate of 21% per annum, is guaranteed by Mr. Noh, our president, chief executive officer, chairman of the board and principal stockholder, and is due and payable on demand. To date, KOTEC has made no demands for payment of this note. At June 30, 2008, the outstanding balance of this note was $2,191,949.

In October 2003, we issued a note in the principal amount of $47,772, bearing interest at a rate of 9% per annum, to Jae Ho Lee, the president of UcoleBio Corp., an entity in which Eugene Science Korea, our subsidiary, has a 73% ownership interest. The note is due and payable on demand and, to date, Mr. Lee has made no demands to us for payment of this note. At June 30, 2008, the outstanding balance of this note was $57,064.

In February 2002, we issued a note in the principal amount of $100,000, bearing interest at a rate of 8% per annum, to Kyungioils Co., Ltd. The note is due and payable on demand and, to date, no demands have been made to us for payment of this note. At June 30, 2008, the outstanding balance of this note was $24,741.

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

On November 27, 2007, we issued a senior secured promissory note in the aggregate principal amount of $600,000 to an accredited investor and warrants to purchase 1,560,000 shares of our common stock at an exercise price of $0.25 per share. The note bears interest at a rate of 10% per annum and, at the option of the investor, is convertible into shares of the Company’s common stock during the first six months following the issue date of the note at a conversion price of $0.65. The investor did not convert the note into shares of our common stock during such six-month period.

Government Loans

On March 2, 2003, we received a non-interest bearing, unsecured loan from the Korean government in the principal amount of $61,779. Pursuant to its terms, the loan was to be repaid in three annual installments of $20,593, beginning February 26, 2004. The loan matured in its entirety in February 2006. At June 30, 2008, we were $67,702 in arrears under this loan.

We received a $316,181 loan from the Korean government in connection with certain of our research and development projects over the period from 1999 to 2002. These research and development projects were not successful and, as a result, we are obligated to repay the principal amount of the loan to the Korean government. We repaid $21,034 of the amount due under this loan in our 2004 fiscal year. At June 30, 2008, we were $45,134 in arrears under this loan arrangement.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS. An allowance for doubtful accounts is computed based on our historical experience and our management’s analysis of possible bad debts. Accounts receivable are shown net of allowance for doubtful accounts of $0 and $0 as of June 30, 2008 and 2007, respectively.

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

The Company has previously identified certain internal control deficiencies that we consider to be material weaknesses, including: (1) the Company’s operations are primarily located in South Korea and the initial bookkeeping is prepared according to Korean GAAP and then converted to U.S. GAAP which often leads to discrepancies; (2) due to having minimal employees, there are only two levels of control from the internal controller to the chief financial officer and thus, minimal levels of checks and balances; and (3) the staff of the Company is somewhat inexperienced with the regulatory requirements of a public company in the United States.

The internal controller and the chief financial officer are working together to keep each other appraised of items which may require disclosure and to see that proper level of disclosure is made.

Changes In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13(a)-15(f) and 15(d)-15(f) under the Exchange Act) during the second quarter ended June 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 4T. Controls and Procedures

Management’s Report on Internal Control over Financial Reporting

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

Because of the above condition, the Company’s internal controls over financial reporting were not effective as of June 30, 2008.

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

EUGENE SCIENCE, INC.

Date: August 18, 2008	By:	/s/ Christopher Craney
Christopher Craney
Chief Executive Officer
(Principal Executive Officer)

Date: August 18, 2008	By:	/s/ Byung Ho Hoang
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